Form 10-Q
period 1997-09-30
OREGON TRAIL FINANCIAL CORP
filed 1997-11-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934

                         Commission File Number: 0-26556

                          OREGON TRAIL FINANCIAL CORP.
                          ----------------------------
              (Exact name of registrant as specified in its charter)

  Oregon                                         91-1829481
  ------                                         ----------
(State or other jurisdiction of incorporation) (I.R.S. Employer or organization)
                                                 Identification Number)

2055 First Street, Baker City, Oregon              97814
-------------------------------------              -----
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (541) 523-6327

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock.
  Par value $.01 per share
  ------------------------
  (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.   YES [ X ]    NO [ ]

      As of October 31, 1997, there were issued and outstanding 4,694,875 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

                          OREGON TRAIL FINANCIAL CORP.
                                TABLE OF CONTENTS

Part I.     Financial Information
-------     ---------------------
Item I.     Financial Statements    (Unaudited)                          Page
                                                                         ----
            Consolidated Statements of Financial Condition                 2
            As of September 30, 1997 and March 31, 1997

            Consolidated Statements of Income (For the three months        3
            and six months ended September 30, 1997 and 1996)

            Consolidated Statement of Shareholders' Equity
            (For the nine months ended March 31, 1997 and for the six
             months ended September 30, 1997)                              4

            Consolidated Statements of Cash Flows (For the six months
            ended September 30, 1997 and 1996)                            5-6


            Notes to Consolidated Financial Statements                    7-9


Item II     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10-16

Part II.    Other Information
--------    -----------------
Item 1.     Legal Proceedings                                              17

Item 2.     Changes is Securities                                          17

Item 3.     Defaults Upon Senior Securities                                17

Item 4.     Submission of Matters to a Vote of Security Holders            17

Item 5.     Other Information                                              17

Item 6.     Exhibits and Reports on Form 8-K                               17

Signatures                                                                 18

                OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                AS OF SEPTEMBER 30, 1997 and MARCH 31, 1997
                                (UNAUDITED)

                                                     30-Sep-97       31-Mar-97
ASSETS                                               ---------       ---------
Cash and due from banks                             $1,595,328      $1,182,255
Interest-bearing deposits                           70,240,660       3,793,206
                                                     ---------       ---------
  Total cash and cash equivalents                   71,835,988       4,975,461

Securities available for sale, at fair value       101,627,052      35,651,533
  (amortized cost:  $100,675,831 and $35,850,256)
Securities held to maturity, at amortized cost      14,036,700      15,302,393
  (fair value:  $14,483,637 and $15,391,851)
Loans receivable, net of allowance for loan        143,992,161     138,880,914
  losses of $779,839 and $725,089
Loans held for sale                                          0         428,200
Accrued interest receivable                          1,820,802       1,324,637
Premises and equipment, net                          5,089,768       4,640,848
Stock in Federal Home Loan Bank of Seattle, at cost  2,871,600       2,763,300
Other assets                                           713,759         245,380
                                                     ---------       ---------
   TOTAL ASSETS                                   $341,987,830    $204,212,666

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                 $72,608,040     $68,049,713
  Noninterest-bearing                                9,246,049       6,282,277
  Time certificates                                105,621,405     104,825,937
                                                     ---------       ---------
    Total deposits                                 187,475,494     179,157,927

Securities sold under agreements to repurchase       1,276,708       1,430,853
Stock Oversubscription                              78,050,200               0
Accrued expenses and other liabilities               2,863,370       1,119,465
Advances from Federal Home Loan Bank of Seattle      5,100,000         800,000
Advances from borrowers for taxes and insurance      2,054,402         678,208
                                                     ---------       ---------
  Total Liabilities                                276,820,174     183,186,453

SHAREHOLDERS' EQUITY:
Capital Stock                                           46,949               0
Paid-In Capital                                     45,761,801               0
Unearned ESOP Shares                                (3,755,900)
Retained earnings                                   22,525,252      21,148,510
Unrealized gain/(loss) on securities available
 for sale, net of tax                                  589,554        (122,297)
                                                     ---------       ---------
  Total Shareholders' Equity                        65,167,656      21,026,213
                                                     ---------       ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $341,987,830    $204,212,666
                                                   ===========     ===========

See notes to consolidated financial statements.

                    OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 3 Mos Ended 3 Mos Ended 6 Mos Ended 6 Mos
Ended
                                  30-Sep-97   30-Sep-96   30-Sep-97   30-Sep-96
INTEREST INCOME                   ---------   ---------   ---------   ---------
Interest and fees on loans
  receivable                     $3,170,010  $2,955,892  $6,227,090  $5,827,423
Securities:
Mortgage-backed and related
  securities                        663,897     710,814   1,306,656   1,456,256
U.S. government and government
  agencies                          458,387     316,903     804,439     654,943
Other interest and dividends        264,059      61,384     331,295     158,509
                                  ---------   ---------   ---------   ---------
  Total interest income           4,556,353   4,044,992   8,669,480   8,097,130

INTEREST EXPENSE
Deposits                          2,093,698   1,831,478   3,949,914   3,671,808
Securities sold under agree. to
  repurchase                         11,878      12,158      23,123      24,316
FHLB of Seattle advances             84,434      15,151     150,801      85,545
                                  ---------   ---------   ---------   ---------
  Total interest expense          2,190,010   1,858,787   4,123,838   3,781,669
                                  ---------   ---------   ---------   ---------
  Net interest income             2,366,343   2,186,205   4,545,642   4,315,461
PROVISION FOR LOAN LOSSES            43,001      26,044      73,869      35,652
                                  ---------   ---------   ---------   ---------
Net interest income after
  provision for loan losses       2,323,342   2,160,161   4,471,773   4,279,809

NON-INTEREST INCOME
Service charges on deposit accounts 167,618     156,230     336,931     295,552
Loan servicing fees                  88,021      67,805     139,830     116,241
Net gain(loss) on trading securities      0      18,374           0
(30,856)
Other Income(Expense)                (4,353)      6,125      49,303
(16,202)
                                  ---------   ---------   ---------   ---------
  Total non-interest income         251,286     248,533     526,064     364,734

NON-INTEREST EXPENSES
Employee compensation and benefits  788,276     724,093   1,592,144   1,402,891
Special SAIF assessment                   0   1,146,387           0   1,146,387
Supplies, postage, and telephone    112,820      88,346     224,311     184,050
Depreciation                        103,038      83,144     189,739     166,391
Occupancy and equipment              91,725      73,734     172,518     141,238
FDIC insurance premium               28,002     101,648      56,551     203,509
Customer accounts                    67,876      62,334     136,207     159,867
Advertising                          74,234      70,697     124,013     165,625
Professional fees                    34,470      34,806      68,410      79,032
Other                               101,619      92,292     197,414     207,360
                                  ---------   ---------   ---------   ---------
  Total non-interest expenses     1,402,060   2,477,481   2,761,307   3,856,350
                                  ---------   ---------   ---------   ---------
Income(Loss) before income taxes  1,172,568     (68,787)  2,236,530     788,193
Income tax provision(benefit)       450,308     (25,487)    859,788     304,576
                                  ---------   ---------   ---------   ---------
NET INCOME(LOSS)                   $722,260    ($43,300) $1,376,742    $483,617
                                  =========   =========   =========   =========

Per share information not presented as the Company did not complete its stock offering until October 3, 1997.

See also Note 2.

PAGE

                      OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                                     (UNAUDITED)
                                                                                    Unrealized
                                                                                    Gain (loss)
                                                                       Unearned     on securities
                             Common   Common                           ESOP shares  available for Total
                             Stock    Stock  Addt'l paid   Retained    at           sale, net
shareholders'
                             Shares   Shares in Capital    Earnings    cost         of tax        Equity
                             ------   ------  ---------   ----------   --------     --------   ----------
Balance at June 30, 1996 (1)      0        0          0   20,050,916          0     (46,672)   20,004,244

Change in unrealized gain(loss)
  on securities available         0        0          0            0          0     (75,625)      (75,625)
  for sale, net of tax

Net Earnings                      0        0          0    1,097,594          0           0     1,097,594

Balance at March 31, 1997         0        0          0   21,148,510          0    (122,297)   21,026,213

Change in unrealized gain(loss)
  on securities available         0        0          0            0          0     711,851       711,851
   for sale, net of tax

Net earnings                      0        0          0    1,376,742          0           0     1,376,742

Issuance of Common Stock
  related to Conversion   4,694,875   46,949 45,761,801            0 (3,755,900)          0    42,052,850
  See Note 2
                             ------   ------  ---------   ----------   --------     --------   ----------
Balance at September 30,
  1997                    4,694,875   46,949 45,761,801   22,525,252 (3,755,900)    589,554    65,167,655
                          =========   ====== ==========   ==========  =========     =======    ==========

   (1)  At March 1997 the Company changed to a
          March 31 fiscal year-end.



                                              4

                 OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (UNAUDITED)

                                                  30-Sep-97   30-Sep-96
                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                    $1,376,742    $483,617
                                                  ---------   ---------
ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation of properties and equipment         189,739     166,391
   Amoritization/Accretion of Premium Discount on   (17,229)      2,474
   Amortization of deferred loan origination fees, net
   of deferred loan origination fees               (107,451)   (102,325)
   Provision for loan loss                           73,869      35,652
   Deferred taxes                                  (438,093)    128,622
   Amortization and accretion of discounts and pr    (6,260)     (4,915)
   FHLB Dividends                                  (108,300)   (101,800)
   Net loss on trading securities                         0      30,856
   Origination of real estate loans held for sale(1,399,113)   (214,584)
   Sale of real estate loans held for sale        1,827,313     214,584
   Gain on sale of fixed assets                     (50,819)          0
   Other                                             14,721      23,883
CHANGES IN ASSETS AND LIABILITIES
   Trading account securities                             0     125,295
   Interest receivable                             (496,165)    (62,341)
   Prepaid and other assets                        (483,100)     66,378
   Excess Stock Subscriptions                    78,050,200           0
   Other liabilities                              1,743,905     932,921
                                                  ---------   ---------
Total Adjustments                                78,793,217   1,241,092
                                                  ---------   ---------
Net cash provided by operating activities        80,169,959   1,724,709
                                                  ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of securities available for sale     (72,293,205)(4,990,312)
   Maturity of securities available for sale      6,000,000   6,985,270
   Purchase of securities held to maturity          (17,363)     (2,625)
   Principle reductions of securities held to mat 1,284,959   1,566,937
   Principle reductions of securities available f 1,482,956   1,830,280
   Purchase of loans                               (212,830)   (272,040)
   Loan Originations                             (23,404,274)(21,175,186
   Principal Repayments on Loans                 18,545,699  15,803,366
   Sales of premises and equipment                  249,102           0
   Purchases of premises and equipment             (836,942)   (148,952)
                                                  ---------   ---------
Net cash used by investing activities            (69,201,898)  (403,262)
                                                  ---------   ---------

                 OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (UNAUDITED)

                                                  30-Sep-97   30-Sep-96
                                                  ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in deposits                             8,317,567  (1,660,050)
   Change in retail repurchase agreements          (154,145)    (39,324)
   Change in advances from borrowers for taxes an 1,376,194   1,262,335
   Change in borrowings from FHLB                 4,300,000  (7,000,000)
   Proceeds from issuance of Common Stock        42,052,850           0
                                                  ---------   ---------
Net cash(used) provided by financing activities  55,892,466  (7,437,039)
                                                  ---------   ---------
Net (decrease)increase in cash                   66,860,527  (6,115,593)
Cash and cash equivalents at beginning of period  4,975,461  10,111,599
                                                  ---------   ---------
Cash and cash equivalents at end of period      $71,835,988  $3,996,006
                                                 ==========  ==========



Supplemental disclosures:

Cash paid during the year for :
Interest on deposits and other borrowings         4,041,089   3,890,788
Income taxes                                        895,000     350,677

Noncash activity:
Unrealized gain(loss) on securities available for  (711,851)    206,715

                          OREGON TRAIL FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

       In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. (the "Company") financial condition as of September 30, 1997 and March 31, 1997, the results of operations for the three months and six months ended September 30, 1997 and 1996 and the cash flows for the six months ended September 30, 1997 and 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Prospectus dated August 12, 1997. The results of operations for the three months and six months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  REORGANIZATION

       On October 3, 1997, the Bank completed a mutual-to-stock conversion. The Company sold 4,694,875 shares of common stock at $10 per share, 8% of which or 375,590 shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,761,801 of Paid in Capital. The Common Stock and Paid in Capital at September 30, 1997 are offset by the unissued ESOP shares amounting to $3,755,900. The Company purchased all of the stock of the Bank for one-half of the net investable proceeds of the offering. The retained earnings of the Company represent all prior earnings of the Bank as a mutual savings bank. The transaction which occurred for regulatory and statutory purposes on October 3, 1997 was recorded as if it occurred on September 30, 1997 for financial statement presentation. Common stock issued in the mutual-to-stock conversion were not outstanding during the periods presented in the financial statements, and accordingly, earnings per share are not calculated.

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Earnings Per Share. SFAS No. 128 "Earnings Per Share" issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. This statement is effective for financial statements issued for periods after December 15, 1997 including interim periods; earlier applications not permitted. This statement requires restatement of all prior period EPS data presented.

      Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes are required.

4. ALLOWANCE FOR LOAN LOSSES

                                 September 30, 1997      March 31, 1997

                                ---------------------   ------------------
Balance, beginning of period           $ 725,089              $ 540,986
Charge-offs                              (19,119)               (31,960)
Additions                                 73,869                216,063
                                ---------------------   ------------------
Balance, end of period                 $ 779,839              $ 725,089
                                =====================   ==================

       Amounts presented are for the nine months ended March 31, 1997 and for the six months ended September 30, 1997. At March 31, 1997, the Company changed to a March 31, fiscal year end. Additions to the allowance for loan losses were increased during the six months ended September 30, 1997 in response to increased agricultural and commercial lending.

5.    ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30, 1997 consisted of two short term advances totaling $5.1 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Advances at September 30, 1997 and March 31, 1997 were all due within one year.

            September 30, 1997                    March 31, 1997
  ----------------------------------------  ----------------------------------
                                 Weighted               Range of    Weighted
    Amount         Range of      Average     Amount     Interest    Average
                Interest Rates   Interest               Rates       Interest
                                 Rate                               Rate
  ------------  ---------------  ---------  ----------  ----------  ---------
   $5,100,000    5.82% - 5.92%     5.92%     $800,000     5.70%      5.70%

6.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaled $1.3 million with an interest rate of 3.50%. All agreements mature the following business day. The Bank maintains control of the securities pledged as collateral.

7.  REGULATORY CAPITAL

The following table illustrates the compliance by Pioneer Bank, A Federal Savings Bank, (the "Bank") the Company's principal operating subsidiary with currently applicable regulatory capital requirements at September 30, 1997:

                                                                Categorized as
                                                              "Well
Capitalized"
                                                 For            Under Prompt
                                                Capital        Corrective
Action
                                Actual          Adequacy            Provision
                            ---------------   ---------------   ---------------
                            Amount    Ratio   Amount    Ratio   Amount    Ratio
As of September 30,1997:   --------   -----  --------   -----  --------   -----
Total Capital:          $46,088,147  18.50% $19,920,687 8.0% $24,900,859  10.0%
(To Risk Weighted Assets)

Tier I Capital:          45,314,585  18.20%      N/A    N/A   14,940,515   6.0%
(To Risk Weighted Assets)

Tier I Capital:          45,314,585  12.28%  11,070,789 3.0%  18,451,316   5.0%
(To Total Assets)

Tangible Capital:        45,314,585  12.28%   5,535,395 1.5%      N/A      N/A
(To Total Assets)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                                   OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statement's". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

The Company, an Oregon corporation, became the unitary bank holding company for the Bank upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings Bank ("Conversion") on October 3, 1997. Although the conversion was completed for statutory and regulatory purposes on October 3, 1997, the financial statements presented herein include the results of the transaction as if it had occurred on September 30, 1997. At September 30, 1997 the Company was still holding $78.0 million of over-subscription proceeds which were refunded on October 6, 1997. At September 30, 1997, including the over-subscription proceeds, the Company had total consolidated assets of $342.0 million and total consolidated liabilities of $276.8 million. Consolidated shareholders' equity amounted to $65.2 million and included all of the retained earnings of the Bank purchased in the Conversion as well as $46,949 of Common Stock and $45,761,801 of Paid in Capital. The Company is currently not engaged in any business activity other than holding the issued and outstanding capital stock of the Bank. Accordingly, the information set forth in this report including financial statements and related data, relates primarily to the Bank.

As a traditional, community-oriented savings bank, the Bank focuses on customer service within its principal market area. The Bank's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one-to-four family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. At September 30, 1997, one-to-four family residential mortgage loans totaled $101.7 million, or 70.6% of total loans receivable. The Bank began supplementing its traditional lending activities in 1996 with the development of commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. The Bank has hired experienced commercial lending officers familiar with the Bank's primary market area in an attempt to develop commercial business and agricultural lending and to expand the purchase of dealer-originated automobile contracts to include the purchase of dealer-originated contracts secured by recreational vehicles, trailers, motorcycles and other vehicles. As a result of these activities at September 30, 1997 the Bank had agricultural loans of $3.5 million, commercial business loans of $4.7 million and automobile loans of $4.4 million (including $2.4 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include an increased focus on the origination of adjustable rate mortgage loans. During the period April 1, 1997 through September 30, 1997 the Bank originated $4.6 million in adjustable rate first mortgage loans and $5.0 million in fixed rate first mortgage loans. Of the fixed rate first mortgage loans originated $1.8 million were sold with servicing released. None of the adjustable rate loans were sold. In addition to the strategy of originating more adjustable rate mortgage loans, the Bank has added commercial and agricultural loans with rates adjustable based upon the Wall Street Journal prime rate and has increased origination of shorter term consumer loans, increasing auto loans from $2.1 million at March 31, 1997 to $4.4 million at September 30, 1997.

To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense. However, the Bank will recognize additional material employee compensation and benefit expenses with the implementation of the ESOP and other stock benefit programs in future periods. The actual aggregate amount of this new expense cannot be currently predicted because generally accepted accounting principals require that such expense be based on the fair market value of the shares of Common Stock when the expenses are recognized, which would occur when shares are committed to be released. The first release of shares is planned for December 31, 1997. These expenses have been reflected in the pro forma financial information presented in the Company's prospectus dated August 12, 1997. The pro forma data assumed the initial public offering purchase price of $10.00 per share as fair market value. Actual expense, however, will be based on the fair market value of the Common Stock at the time of recognition, which may be higher or lower than the initial public offering purchase price.

The Bank is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a member of the Federal Home Loan Bank of Seattle, conducting its business through seven office facilities, with the headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney, Grant and Wheeler in Eastern Oregon.

Changes in Financial Condition

At September 30, 1997, the consolidated assets of the Company totaled to $342.0 million, an increase of $137.8 million, or 67.5%, from $204.2 million at March 31, 1997. The primary reason for the increase was the proceeds from the mutual-to-stock conversion completed on October 3, 1997. Over-subscription amounted to $78.0 million which was payable to subscribers at September 30, 1997 and was invested in interest-bearing cash accounts and investment grade commercial paper. The net proceeds from the purchase of the common stock, amounting to $45.8 million were invested in investment grade commercial paper and government agency securities. The investment of the proceeds increased interest-bearing deposits by $66.4 million and increased the investment portfolio by $64.7 million. The Company's financial statements are presented as if the Conversion occurred on September 30, 1997. Over-subscription amounts, together with interest, were returned to subscribers as of October 6, 1997.

Net loans receivable increased by $5.1 million, or 3.7%, to $144.0 million at September 30, 1997 compared to $138.9 million at March 31, 1997. The increase was primarily the result of continued new loan demand exceeding loan repayments and sales, augmented by increases in agricultural loans, auto loans and other consumer loans. Such loans are inherently riskier than one to four family mortgage loans.

Nonperforming assets, consisting of non-accruing loans and other repossessed assets increased $54,000 from March 31, 1997 to September 30, 1997, to $254,000. There was no real estate owned at either date. Nonperforming assets were .07% of total assets at September 30, 1997, compared to .10% at March 31, 1997. The allowance for loan losses was 312% of nonperforming loans at September 30, 1997, compared to 382% at March 31, 1997.

Investment securities increased $64.7 million, from $51.0 million at March 31, 1997 to $115.7 million at September 30, 1997. The increase included the purchase of $41.8 million in investment rated commercial paper and $26.0 million in government agency securities offset by maturities or calls of $6.0 million of government agencies. The remaining increase was primarily due to the purchase of $5.0 million in mortgage-backed securities, offset by principal payments of $2.8 million on the mortgage-backed securities portfolio.

Savings deposits increased $8.3 million, or 4.6%, from $179.2 at March 31, 1997 to $187.5 million at September 30, 1997. The increase is primarily attributable to funds on deposit for purchase of common stock in the Conversion, and additionally to the growth of checking accounts (core deposits) due to attracting new customers by securing total account relationships when marketing loan products.

Advances from borrowers for taxes and insurance increased $1.4 million, or 206%, from $678,000 at March 31, 1997 to $1.4 million at September 30, 1997.
Taxes are paid annually in November and accordingly, the increase is attributed to normally increasing balances from December of one year to November of the following year.

Advances from the FHLB increased from $800,000 at March 31, 1997 to $5,100,000 at September 30, 1997. All advances were repaid on October 7, 1997 with net proceeds from the Conversion. The increase was due to a fixed-term borrowing in June of $5.0 million used to purchase government agency securities in anticipation of funds to be received in September in the Conversion.

Total Shareholders' equity increased $44.1 million to $65.2 million at September 30, 1997 from $21.0 million at March 31, 1997. $42.1 million of the increase is attributable to the mutual-to-stock conversion, $1.4 million is due to earnings for the six month period and the remainder is due to the tax effected increase in market value of securities available for sale.

                            RESULTS OF OPERATIONS

Comparison of Six Months Ended September 30, 1997 and 1996

General. Net interest income increased $230,181, or 5.3%, comparing the six month period ending September 30, 1997 to the same period ending September 30, 1996. Approximately $81,000 of net interest income is attributable to the over-subscription proceeds of the Conversion, which were held in short-term investments until the completion of the Conversion. Interest income increased $572,000 while interest expense increased only $342,000 comparing the six month period ended September 30, 1997 to the same period ended September 30, 1996. Non-interest income increased $161,000, while the provision for loan losses increased $38,000, non-interest expense decreased $1.1 million, and income taxes increased $555,000 comparing the same two periods. This resulted in net income increasing by $893,000, or 184.67%, from $484,000 for the six months ended September 30, 1996 to $1.4 million for the six months ended September 30, 1997. The increase is primarily due to the inclusion of the special SAIF assessment of $707,000 after tax in the six months ended September 30, 1996.

Interest Income. The increase of $572,000 in interest income was generated by an additional $22.2 million in average interest earning assets for the six months ended September 30, 1997 compared to the same period in 1996. The investment of over-subscription proceeds in short-term investments earned $160,000 of interest income on an average balance of $9.3 million for the six month period. Subscription proceeds were substantially all received in September 1997. The additional increase in average interest earning assets and accompanying interest income was due to increases in the loan portfolio and the investment portfolio.

The average yield on interest earning assets decreased from 8.17% for the six months ending September 30, 1996 to 7.87% for the same period in the current year. The decrease is primarily attributable to the average balance of $9.3 million in over-subscription proceeds which were invested in short-term lower yielding investments.

Interest Expense. Interest expense on savings deposits increased only $342,000 for the six months ended September 30, 1997 as compared to the same period in 1996. Interest expense related to over-subscription proceeds amounted to $79,000. Interest was paid on the proceeds at the passbook rate which was 2.75%. Although average deposits increased by $17.7 million comparing September 30, 1996 to 1997, the average interest paid on deposits declined ten basis points from 4.17% for the six months ended September 30, 1996 to 4.07% for the same period ended September 30, 1997.

Provision for Loan Losses. The provision for loan losses was $36,000 and net charge-offs amounted to $22,000 during the six months ended September 30, 1996 compared to a provision for loan losses of $74,000 and net charge-offs of $19,000 for the six month period ended September 30, 1997. The provision was increased during the quarter ended September 30, 1997 primarily in response to portfolio growth especially in commercial and agricultural loans and additionally due to net charge-offs. At September 30, 1997, the allowance for loan losses was equal to 311.97% of non-performing loans compared to 381.58% at March 31, 1997. The decrease in the coverage ratio at September 30, 1997 was the result of an increase in non-performing loans from $190,000 at March 31, 1997 to $250,000 at September 30, 1997.

Non-Interest Income. Non-interest income increased $161,000, or 44.1%, to $526,000 for the six months ended September 30, 1997 from $364,734 for the six months ended September 30, 1997. The increase was attributable to increased fee income as well as a $51,000 gain on the sale of a branch building located in La Grande, Oregon. The six months ended September 30, 1996 also included unrealized losses of $31,000 on trading securities. All trading securities were transferred to the available for sale category at March 31, 1997, since the Company no longer wishes to engage in trading activities. Additional fee income in the six months ended September 30, 1997 resulted from aggressive efforts to improve fee income schedules related to checking accounts and ATM's.

Non-Interest Expense. Non-interest expense decreased $1.1 million, or 28.2%, to $2.8 million for the six months ended September 30, 1997, from $3.9 million for the comparable period in 1996. The decrease is primarily attributable to the special SAIF assessment that was accrued in the prior year six month period to recapitalize the deposit insurance fund. Without the special assessment, non-interest expense would have increased by $51,000 or, 1.9% from the comparable period in 1996. Employee compensation expense increases of $189,000 were substantially offset by a reduction of $150,000 in deposit insurance premiums resulting from reduced assessment rates beginning January 1, 1997. The ratio of non-interest expense to average total assets was 2.4% and 3.8% for the six months ended September 30, 1997 and 1996, respectively.

Income Taxes. The provision for income taxes increased $893,000 for the six months ended September 30, 1997 compared with the same period ended September 30, 1996, primarily due to increased net income before taxes.

Comparison of Three Months Ended September 30, 1997 and 1996

General. Net income increased $765,000, from a loss of $43,000 for the three months ended September 30, 1997 to $722,000 for the three months ended September 30, 1997. This increase was attributable to the special SAIF assessment of $707,000 after tax that was accrued in September 1996. Without the assessment the Company would have reported net income of $664,000 for the three months ended September 30, 1996. The increase of $58,000 after the SAIF assessment is primarily attributable to an increase in net interest income. Interest Income. Additional interest income generated by the $36.7 million increase in average interest earning assets contributed to an increase of $180,000 in interest income for the three months ended September 30, 1997 compared to 1996. Of this increase $160,000 of interest income was attributable to an average balance of $18.5 million in over-subscription proceeds from the Conversion which were invested in short-term lower yielding investments. The average yield on interest earning assets decreased from 8.22% for the three months ended September 30, 1996 to 7.79% for the three months ended September 30, 1997. The decrease is primarily due to the over-subscription proceeds which were invested in lower yielding short-term investments.

Interest Expense. Interest expense on savings deposits increased $262,000 for the three months ended September 30, 1997 as compared to the same period of 1996. $79,000 of the increase related to over-subscription proceeds. Average deposits increased by $31.9 million comparing September 30, 1996 to 1997, while average interest paid on deposits decreased 14 basis points from 4.16% for the three months ended September 30, 1996 to 4.02% for the same period ended September 30, 1997.

Provision for Loan Losses. The provision for loan losses was $43,000 and net charge-offs amounted to $16,000 during the three months ended September 30, 1997 compared to a $26,000 provision and $7,000 of net charge-offs during the three months ended September 30, 1996. The provision was increased during the quarter ended September 30, 1997 primarily in response to portfolio growth especially in commercial and agricultural loans and additionally due to net charge-offs.

Non-Interest Income. Non-interest income increased $3,000, or 1.2%, to $251,000 for the three months ended September 30, 1997 from $248,000 for the three months ended September 30, 1996. The increase was primarily attributable to $32,000 of increased fee income. The quarter ended September 30, 1996 included unrealized gains on trading securities of $18,000. All trading securities were transferred to the available for sale category at March 31, 1997, and accordingly no gains were recognized in quarter ending September 30, 1997. Additional fee income in the six months ended September 30, 1997 resulted from aggressive efforts to improve fee income schedules related to checking accounts and ATM's.

Non-Interest Expense. Non-interest expense decreased $1.1 million, or 44.0% to $1.4 million for the three months ended September 30, 1997 from $2.5 million in the comparable period in 1996. The decrease is primarily attributable to the special SAIF assessment that was accrued in the prior three month period to recapitalize the deposit insurance fund. Without the special assessment, non-interest expense would have increased $71,000, or 5.3%, from the comparable period in 1996. Increases of $64,000 in compensation expenses, $24,000 in supplies, postage and telephone expense, $20,000 in depreciation expense and $20,000 in occupancy expense were offset by a $74,000 decrease in deposit insurance expense. The ratio of non-interest expense to average total assets was 2.3% and 4.9% for the three months ended September 30, 1997 and 1996, respectively.

Income Taxes. The provision for income taxes increased $476,000 for the three months ended September 30, 1997 compared with the prior period as a result of a higher level of net income before taxes.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            10 (a)            Employment Agreement with Dan L. Webber
            10 (b)            Employment Agreement with Jerry F. Aldape
            10 (c)            Severance Agreement with Nadine J. Johnson
            10 (d)            Severance Agreement with Don S. Reay
            10 (e)            Severance Agreement with William H. Winegar
            10 (f)            Employee Severance Compensation Plan
            10 (g)            Employee Stock Ownership Plan
            27                Financial Data Schedule

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OREGON TRAIL FINANCIAL CORP.

Date: November 14, 1997             By:   /s/Dan L. Webber
      -----------------                   ----------------
                                          Dan L. Webber, President and
                                          Chief Executive Officer

Date: November 14, 1997             By:   /s/Jerry F. Aldape
      -----------------                   ------------------
                                          Jerry F. Aldape, Senior Vice
                                          President and Chief Financial
                                           Officer

                              EMPLOYMENT AGREEMENT

      THIS AGREEMENT is made effective as of October 6, 1997, by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. (the "COMPANY"), an Oregon corporation; and DAN L. WEBBER ("EXECUTIVE").

      WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

      WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

      WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

      NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.    POSITION AND RESPONSIBILITIES.

      During the period of his employment hereunder, EXECUTIVE agrees to serve as President and Chief Executive Officer of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer and director of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.    TERMS AND DUTIES.

      (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of eighteen (18) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

      (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.    COMPENSATION AND REIMBURSEMENT.

      (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $101,460 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this
Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

      (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

      (c) In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4. PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

      (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; death; retirement, as defined in Section 6 hereof; or Termination for Cause, as defined in Section 7 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 45 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement,
(C) the liquidation or dissolution of the BANK, or (D) any breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses
(A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

      (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty
(30) days of the Date of Termination.

      (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.    CHANGE IN CONTROL.

      (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

      (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the BANK or the COMPANY has reasonably determined that a Change in Control has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this
Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 6, termination for Cause.

      (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

      (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

      (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

      (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.    TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

      Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

7.    TERMINATION FOR CAUSE.

      For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on EXECUTIVE's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the BANK or its affiliates. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

8.    REQUIRED PROVISIONS.

      (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 7 herein.

      (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

      (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

      (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. ss.1828(k) and any regulations promulgated thereunder.

9.    NOTICE.

      (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

      (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination . In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

      (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the BANK will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

10. NON-COMPETITION.

      (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 10(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

      (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

11.   SOURCE OF PAYMENTS.

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.   EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

13.   NO ATTACHMENT.

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

14.   MODIFICATION AND WAIVER.

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

15.   SEVERABILITY.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

16.   HEADINGS FOR REFERENCE ONLY.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

17.   GOVERNING LAW.

      This Agreement shall be governed by the laws of the State of Oregon, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

18.   ARBITRATION.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

19.   PAYMENT OF LEGAL FEES.

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if successful pursuant to a legal judgment, arbitration or settlement.

20.   INDEMNIFICATION.

      The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

21. SUCCESSOR TO THE BANK OR THE COMPANY.

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

      IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 29th day of October, 1997.

ATTEST:                                      PIONEER BANK, FSB

/s/Jerry F. Aldape                           BY:/s/John Gentry
------------------                              --------------
            [SEAL]

ATTEST:                                      OREGON TRAIL FINANCIAL CORP.

/s/Jerry F. Aldape                           BY:/s/John Gentry
------------------                              --------------
      [SEAL]

WITNESS:

/s/Chad Holt                                    /s/Dan L. Webber
------------                                    ----------------
                                                   Dan L. Webber

                              EMPLOYMENT AGREEMENT

      THIS AGREEMENT is made effective as of October 6, 1997, by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. (the "COMPANY"), an Oregon corporation; and JERRY F. ALDAPE ("EXECUTIVE").

      WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

      WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

      WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

      NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.    POSITION AND RESPONSIBILITIES.

      During the period of his employment hereunder, EXECUTIVE agrees to serve as a Senior Vice President of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.    TERMS AND DUTIES.

      (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of eighteen (18) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

      (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.    COMPENSATION AND REIMBURSEMENT.

      (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $70,176 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this
Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

      (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

      (c) In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4. PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

      (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; death; retirement, as defined in Section 6 hereof; or Termination for Cause, as defined in Section 7 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 45 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement,
(C) the liquidation or dissolution of the BANK, or (D) any breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses
(A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

      (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty
(30) days of the Date of Termination.

      (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.    CHANGE IN CONTROL.

      (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

      (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the BANK or the COMPANY has reasonably determined that a Change in Control has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this
Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 6, termination for Cause.

      (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

      (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

      (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

      (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.    TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

      Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

7.    TERMINATION FOR CAUSE.

      For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on EXECUTIVE's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the BANK or its affiliates. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

8.    REQUIRED PROVISIONS.

      (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

      (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

      (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

      (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. ss.1828(k) and any regulations promulgated thereunder.

9.    NOTICE.

      (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

      (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination . In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

      (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the BANK will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

10. NON-COMPETITION.

      (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 10(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

      (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

11.   SOURCE OF PAYMENTS.

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.   EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

13.   NO ATTACHMENT.

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

14.   MODIFICATION AND WAIVER.

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

15.   SEVERABILITY.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

16.   HEADINGS FOR REFERENCE ONLY.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

17.   GOVERNING LAW.

      This Agreement shall be governed by the laws of the State of Oregon, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

18.   ARBITRATION.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

19.   PAYMENT OF LEGAL FEES.

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if successful pursuant to a legal judgment, arbitration or settlement.

20.   INDEMNIFICATION.

      The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

21. SUCCESSOR TO THE BANK OR THE COMPANY.

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

      IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 29th day of October, 1997.

ATTEST:                                   PIONEER BANK, FSB

/s/Jerry F. Aldape                        BY:/s/Dan L. Webber
------------------                        -------------------
            [SEAL]

ATTEST:                                   OREGON TRAIL FINANCIAL CORP.

/s/Jerry F. Aldape                        BY:/s/Dan L. Webber
------------------                        -------------------
      [SEAL]

WITNESS:

/s/Chad Holt                              /s/Jerry F. Aldape
-------------                             ------------------
                                             Jerry F. Aldape

                                    AGREEMENT

      This AGREEMENT is made effective as of October 6, 1997 by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. ("COMPANY"); and NADINE J. JOHNSON ("EXECUTIVE").

      WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect her position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

      WHEREAS, EXECUTIVE serves in the position of Vice President and Treasurer of the Bank, positions of substantial responsibility;

      NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.    TERM OF AGREEMENT

      The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of eighteen (18) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2. PAYMENTS TO EXECUTIVE UPON CHANGE IN CONTROL.

      (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate her employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in her annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of her principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

      (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the

Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

      (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to her a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for her, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.    TERMINATION

      (a) Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of her subsequent death, her beneficiary or beneficiaries, or her estate, as the case may be, as severance pay, a sum equal to one and one-half (1 1/2) times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's date of termination.

      (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to her severance. Such coverage and payments shall cease upon expiration of eighteen (18) months from the date of EXECUTIVE's termination.

      (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three
(3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

      (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. ss.1828(k) and any regulations promulgated thereunder.

4.    EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFIT PLANS

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to her without reference to this Agreement.

5.    NO ATTACHMENT

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.    MODIFICATION AND WAIVER

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.    REQUIRED PROVISIONS

      (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

      (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

      (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.    SEVERABILITY

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.    HEADINGS FOR REFERENCE ONLY

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.   GOVERNING LAW

      The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Oregon, unless preempted by Federal law as now or hereafter in effect. In the event that any provision of this Agreement conflicts with 12 C.F.R. Section 563.39(b), the latter provision shall prevail.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.   SOURCE OF PAYMENTS

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.   PAYMENT OF LEGAL FEES

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13. SUCCESSOR TO THE BANK OR THE COMPANY

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.   SIGNATURES

      IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 29th day of October, 1997.

ATTEST:                                   PIONEER BANK, FSB

/s/Jerry F. Aldape                        BY:/s/Dan L. Webber
------------------                        -------------------
            [SEAL]

ATTEST:                                   OREGON TRAIL FINANCIAL CORP.

/s/Jerry F. Aldape                        BY:/s/Dan L. Webber
------------------                        --------------------
      [SEAL]

WITNESS:

/s/Chad Holt                              /s/Nadine J. Johnson
-------------                             ---------------------
                                             Nadine J. Johnson

                                    AGREEMENT

      This AGREEMENT is made effective as of October 6, 1997 by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. ("COMPANY"); and DON S. REAY ("EXECUTIVE").

      WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

      WHEREAS, EXECUTIVE serves in the position of Vice President/Chief Lending Officer of the Bank, a position of substantial responsibility;

      NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.    TERM OF AGREEMENT

      The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of eighteen (18) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2. PAYMENTS TO EXECUTIVE UPON CHANGE IN CONTROL.

      (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

      (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the

Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

      (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.    TERMINATION

      (a) Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to one and one-half (1 1/2) times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's date of termination.

      (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of eighteen (18) months from the date of EXECUTIVE's termination.

      (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three
(3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

      (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. ss.1828(k) and any regulations promulgated thereunder.

4.    EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFIT PLANS

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.    NO ATTACHMENT

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.    MODIFICATION AND WAIVER

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.    REQUIRED PROVISIONS

      (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

      (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

      (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.    SEVERABILITY

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.    HEADINGS FOR REFERENCE ONLY

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.   GOVERNING LAW

      The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Oregon, unless preempted by Federal law as now or hereafter in effect. In the event that any provision of this Agreement conflicts with 12 C.F.R. Section 563.39(b), the latter provision shall prevail.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.   SOURCE OF PAYMENTS

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.   PAYMENT OF LEGAL FEES

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13. SUCCESSOR TO THE BANK OR THE COMPANY

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.   SIGNATURES

      IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 29th day of October, 1997.

ATTEST:                                   PIONEER BANK, FSB

/s/Jerry F. Aldape                        BY:/s/Dan L. Webber
------------------                        -------------------
            [SEAL]

ATTEST:                                   OREGON TRAIL FINANCIAL CORP.

/s/Jerry F. Aldape                        BY:/s/Dan L. Webber
------------------                        -------------------
      [SEAL]

WITNESS:

/s/Chad Holt                              /s/Don S. Reay
------------------                        -------------------
                                             Don S. Reay

                                    AGREEMENT

      This AGREEMENT is made effective as of October 6, 1997 by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. ("COMPANY"); and WILLIAM H. WINEGAR ("EXECUTIVE").

      WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

      WHEREAS, EXECUTIVE serves in the position of Vice President/Systems Engineer of the Bank, a position of substantial responsibility;

      NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.    TERM OF AGREEMENT

      The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of eighteen (18) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2. PAYMENTS TO EXECUTIVE UPON CHANGE IN CONTROL.

      (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

      (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the

Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

      (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.    TERMINATION

      (a) Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to one and one-half (1 1/2) times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's date of termination.

      (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of eighteen (18) months from the date of EXECUTIVE's termination.

      (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three
(3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

      (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. ss.1828(k) and any regulations promulgated thereunder.

4.    EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFIT PLANS

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.    NO ATTACHMENT

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.    MODIFICATION AND WAIVER

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.    REQUIRED PROVISIONS

      (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

      (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

      (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.    SEVERABILITY

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.    HEADINGS FOR REFERENCE ONLY

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.   GOVERNING LAW

      The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Oregon, unless preempted by Federal law as now or hereafter in effect. In the event that any provision of this Agreement conflicts with 12 C.F.R. Section 563.39(b), the latter provision shall prevail.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty (50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.   SOURCE OF PAYMENTS

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.   PAYMENT OF LEGAL FEES

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13. SUCCESSOR TO THE BANK OR THE COMPANY

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.   SIGNATURES

      IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 29th day of October, 1997.

ATTEST:                                   PIONEER BANK, FSB

/s/Jerry F. Aldape                        BY:/s/Dan L. Webber
------------------                        -------------------
            [SEAL]

ATTEST:                                   OREGON TRAIL FINANCIAL CORP.

/s/Jerry F. Aldape                        BY:/s/Dan L. Webber
------------------                        -------------------
      [SEAL]

WITNESS:

/s/Chad Holt                              /s/William H. Winegar
------------------                        -------------------
                                             William H. Winegar

                                PIONEER BANK, FSB
                      EMPLOYEE SEVERANCE COMPENSATION PLAN
                                  PLAN PURPOSE

      The purpose of this Pioneer Bank, FSB Employee Severance Compensation Plan is to assure the services of employees of the Bank in the event of a Change in Control. The benefits contemplated by the Plan recognize the value to the Bank of the services and contributions of the employees of the Bank and the effect upon the Bank resulting from the uncertainties of continued employment, reduced employee benefits, management changes and relocations that may arise in the event of a Change in Control. The Board believes that the Plan will also aid the Bank in attracting and retaining the highly qualified individuals who are essential to its success and that the Plan's assurance of fair treatment of the Bank's employees will reduce the distractions and other adverse effects on employees' performance in the event of a Change in Control.

                                    ARTICLE I

                              ESTABLISHMENT OF PLAN

      1.1   Establishment of Plan

      As of the Effective Date of the Plan as defined herein, the Bank hereby establishes an employee severance compensation plan to be known as the Pioneer Bank, FSB Employee Severance Compensation Plan." The purposes of the Plan are as set forth above.

      1.2   Application of Plan

      The benefits provided by this Plan shall be available to all employees of the Bank, who, at or after the Effective Date, meet the eligibility requirements of Article III, except for those officers of the Bank who have entered into, or who enter into in the future, and continue to be subject to, an employment or change in control agreement with the Employer.

      1.3   Contractual Right to Benefits

      This plan establishes and vests in each Participant a contractual right to the benefits to which each Participant is entitled hereunder in the event of a Change in Control, enforceable by the Participant against the Employer, the Bank, or both. The Plan does not provide, and should not be construed as providing, benefits of any kind to any employee except in the event of a Change in Control and, in the event of a Change in Control, only upon the involuntary or voluntary termination of an employee in the manner contemplated herein.

                                   ARTICLE II
                          DEFINITIONS AND CONSTRUCTION

      2.1   Definitions

      Whenever used in the Plan, the following terms shall have the meanings set forth below.

      "Annual Compensation" of a Participant means and includes all wages, salary, bonus, and cash compensation, if any, paid (including accrued amounts) by an Employer as consideration for the Participant's service during the 12-month period ending on the last day of the month preceding the date of a Participant's termination pursuant to Section 4.2. For purposes of this Plan, a Participant's "Monthly Compensation" shall equal one-twelfth of a Participant's Annual Compensation as determined in accordance with this paragraph.

      "Bank" means Pioneer Bank, FSB or any successor as provided for in
Article VII hereof.

      "Board" means the Board of Directors of the Bank.

      "Change in Control" shall mean an event deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares,
(b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or
(d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation. If any of the events enumerated in clauses (a) - (d) occur, the Board shall determine the effective date of the change in control resulting therefrom, for purposes of the Plan.

      "Company" means Oregon Trail Financial Corp., an Oregon corporation, the holding company of the Bank.

      "Disability" means the permanent and total inability by reason of mental or physical infirmity, or both, of an employee to perform the work customarily assigned to him. Additionally, a medical doctor selected or approved by the Board must advise the Board that it is either not possible to determine if or when such Disability will terminate or that it appears probable that such Disability will be permanent during the remainder of said employees lifetime.

      "Effective Date" means the date the Plan is approved by the Board of the Bank, or such other date as the Board shall designate in its resolution approving the Plan.

      "Employer" means (i) the Bank or (ii) a subsidiary of the Bank or a parent company of the Bank which has adopted the plan pursuant to Article VI hereof.

      "Expiration Date" means a date ten (10) years from the Effective Date unless earlier terminated pursuant to Section 8.2 or extended pursuant to
Section 8.1.

      "Just Cause" shall means termination because of Participant's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or other similar offenses) or any final cease-and desist order.

      "Payment" means the payment of severance compensation as provided in
Article IV hereof.

      "Participant" means an employee of an Employer who meets the eligibility requirements of Article III.

      "Plan" means this Pioneer Bank, FSB Employee Severance Compensation
Plan.

      2.2   Applicable Law

      The laws of the State of Oregon shall be controlling law in all matters relating to the Plan to the extent not preempted by Federal law.

      2.3   Severability

      If a provision of this Plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of the Plan and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                                   ARTICLE III

                                   ELIGIBILITY

      3.1   Participation

      The term "Participant" shall include all employees of an Employer who have completed at least two (2) years of service with the Employer at the time of any termination pursuant to Section 4.2 herein. For purposes of this Plan, "years of service" shall include all years of employment with Bank in which an employee was credited with at least 500 actual hours of service and "years of service" shall be determined without regard to any break in service. In addition, the term "Participant" shall, without regard to years of service, include each employee who is a vice president or assistant vice president of the Bank. Notwithstanding the foregoing, an employee who has entered into and continues to be covered by an individual employment contract or change in control agreement with an Employer shall not be entitled to participate in this Plan.

      3.2   Duration of Participation

      A Participant shall cease to be a Participant in the Plan when the Participant ceases to be an employee of an Employer, unless such Participant is entitled to a Payment as provided in the Plan. A Participant entitled to receipt of a Payment shall remain a Participant in this Plan until the full amount of such Payment has been paid to the Participant.

                                   ARTICLE IV
                                    PAYMENTS

      4.1   Right to Payment

      A Participant shall be entitled to receive from his or her Employer a Payment in the amount provided in Section 4.3 if a Change in Control occurs and if, within one (1) year thereafter, the Participant's employment by an Employer shall terminate for any reason specified in Section 4.2. A Participant shall not be entitled to a Payment if termination occurs by reason of death, voluntary retirement, voluntary termination other than for the reasons specified in Section 4.2, Disability or for Just Cause.

      4.2   Reasons for Termination

      Following a Change in Control, a Participant shall be entitled to a Payment in accordance with Section 4.3 if employment by an Employer is terminated, voluntary or involuntary, for any one or more of the following reasons:

            (a) The Employer reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter.

            (b) The Employer materially changes Participant's function, duties or responsibilities which would cause the Participant's position to be one of lesser responsibility, importance or scope with the Employer than immediately prior to the Change in Control.

            (c) The Employer requires the Participant to change the location of the Participant's job or office, so that such Participant will be based at a location more than thirty-five (35) miles from the location of the Participant's job or office immediately prior to the Change in Control provided that such new location is not closer to Participant's home.

            (d) The Employer materially reduces the benefits and perquisites available to the Participant immediately prior to the Change in Control; provided, however, that a material reduction in benefits and perquisites generally provided to all employees of the Bank on a nondiscriminatory basis shall not trigger a Payment pursuant to this Plan.

            (e) A successor to the Employer fails or refuses to assume the Employer's obligations under this Plan, as required by Article VII.

            (f) The Employer, or any successor to the Employer, breaches any other provisions of this Plan.

            (g) The Employer terminates the employment of a Participant at or after a Change in Control other than for Just Cause.

      4.3   Amount of Payment

            (a) Each Participant who was a vice president of the Bank immediately prior to the effective date of the Change in Control and entitled to a Payment under this Plan shall receive from the Bank a lump sum cash payment equal to the Participant's Annual Compensation.

            (b) Each Participant who was an assistant vice president of the Bank or a manager immediately prior to the effective date of the Change in Control and entitled to a Payment under this Plan shall receive from the Bank a lump sum cash payment equal to seventy-five (75) percent of the Participant's Annual Compensation.

            (c) Each Participant (other than a Participant entitled to a benefit under Sections 4.3(a) and (b) of the Plan) entitled to a Payment under this Plan shall receive from the Employer a lump sum cash payment equal to the product of fifty percent (50%) of the Participant's Monthly Compensation and the Participant's years of service (including partial years rounded up to the nearest full month) from the Participant's date of hire through the date of termination. Notwithstanding anything herein to the contrary, (i) the maximum payment under this Section 4.3(c) to a Participant shall not exceed fifty percent (50%) of the Participant's Annual Compensation and the (ii) minimum payment under this Section 4.3(c) shall be the Participant's Monthly Compensation (determined without regard to the Participant's period of service).

            (d) The Participant shall not be required to mitigate damages on the amount of the Payment by seeking other employment or otherwise, nor shall the amount of such Payment be reduced by any compensation earned by the Participant as a result of employment after termination of employment hereunder.

      4.4   Time of Payment

      The Payment to which a Participant is entitled shall be paid to the Participant by the Employer or the successor to the Employer, in cash and in full, not later than thirty (30) business days after the termination of the Participant's employment. If any Participant should die after termination of the employment but before all amounts have been paid, such unpaid amounts shall be paid to the Participant's named beneficiary, if living, otherwise to the personal representative of behalf of or for the benefit of the Participant's estate.

      4.5   Suspension of Payment

      Notwithstanding the foregoing, no payments or portions thereof shall be made under this Plan, if such payment or portion would result in the Bank failing to meet its minimum regulatory capital requirements as required by 12 C.F.R. ss.567.2. Any payments or portions thereof not paid shall be suspended until such time as their payment would not result in a failure to meet the Bank's minimum regulatory capital requirements. Any portion of benefit payments which have not been suspended will be paid on an equitable basis, pro rata based upon amounts due each Participant, among all eligible Participants.

                                    ARTICLE V
                     OTHER RIGHTS AND BENEFITS NOT AFFECTED

      5.1   Other Benefits

      Neither the provisions of this Plan nor the Payment provided for hereunder shall reduce any amounts otherwise payable, or in any way diminish the Participant's rights as an employee of an Employer, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus, stock ownership or any employment agreement or other plan or arrangement.

      5.2   Employment Status

      This Plan does not constitute a contract of employment or impose on the Participant's Employer any obligation to retain the Participant, to maintain the status of the Participant's employment, or to change the Employer's policies regarding termination of employment.

                                   ARTICLE VI
                             PARTICIPATING EMPLOYERS

      6.1 Upon approval by the Board of the Bank, this Plan may be adopted by any subsidiary of the Bank or by the Company. Upon such adoption, the subsidiary or the Company shall become an Employer hereunder and the provisions of the Plan shall be fully applicable to the employees of that subsidiary or the Company. The term "subsidiary" means any corporation in which the Bank, directly or indirectly, holds a majority of the voting power of its outstanding shares of capital stock.

                                   ARTICLE VII
                              SUCCESSOR TO THE BANK

      7.1 The Bank shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank, expressly and unconditionally to assume and agree to perform the Bank's obligations under this plan, in the same manner and to the same extent that the Bank would be required to perform if no such succession or assignment had taken place.

                                  ARTICLE VIII
                       DURATION, AMENDMENT AND TERMINATION

      8.1   Duration

      If a Change in Control has not occurred, this Plan shall expire as of the Expiration Date, unless sooner terminated as provided in Section 8.2, or unless extended for an additional period or periods by resolution adopted by the Board of the Bank.

      Notwithstanding the foregoing, if a Change in Control occurs this Plan shall continue in full force and effect, and shall not terminate or expire until such date as all Participants who become entitled to Payments hereunder shall have received such Payments in full.

      8.2   Amendment and Termination

      The Plan may be terminated or amended in any respect by resolution adopted by a majority of the Board of the Bank, unless a Change in Control has previously occurred. If a Change in Control occurs, the Plan no longer shall be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever.

      8.3   Form of Amendment

      The form of any proper amendment or termination of the Plan shall be a written instrument signed by a duly authorized officer or officers of the Bank, certifying that the amendment or termination has been approved by the Board. A proper termination of the Plan automatically shall effect a termination of all Participants' rights and benefits hereunder.

      8.4   No Attachment

      (a) Except as required by law, no right to receive payments under this Plan shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect such action shall be null, void, and of no effect.

      (b) This Plan shall be binding upon, and inure to the benefit of, each employee, the Employer and their respective successors and assigns.

                                   ARTICLE IX
                             LEGAL FEES AND EXPENSES

      9.1 All reasonable legal fees and other expenses paid or incurred by a party hereto pursuant to any dispute or question of interpretation relating to this Plan shall be paid or reimbursed by the prevailing party in any legal judgment, arbitration or settlement.

                                    ARTICLE X
                               REQUIRED PROVISIONS

      10.1 The Bank may terminate the employee's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice employee's right to compensation or other benefits under this Agreement if the employee is otherwise entitled to a benefit. employee shall not have the right to receive compensation or other benefits for any period after termination for Just Cause as defined in Section 2.1 hereinabove.

      10.2 If the employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1818(e)(3) or (g)(1), the Bank's obligations under this Plan to such employee shall be suspended as of the date of service, unless stated by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (i) pay the employee all or part of the compensation withheld while their contract obligations were suspended and (ii) reinstate (in whole or in part) any of the obligation which were suspended.

      10.3 If the employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1818(e)(4) or (g)(1), all obligations of the Bank under this Plan to the employee shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      10.4 If the Bank is in default as defined in Section 3(x)(1) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1818(x)(1), all obligations of the Bank under this Plan shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

      10.5 All obligations of the Bank under this contract shall be terminated, except to the extent determined that continuation of the contract is necessary for the continued operation of the institution, (i) by the Director of the OTS (or his designee) or (ii) the Federal Deposit Insurance Corporation ("FDIC") at the time FDIC enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the Federal Deposits Insurance Act, 12 U.S.C. ss.1823(c); or (ii) by the Director of the OTS (or his designee) at the time the Director (or his designee) approves a supervisory merger to resolve problems related to the operations of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

      10.6 Any payments made to an employee pursuant to this Plan or otherwise shall be conditioned upon compliance under 12 U.S.C. ss.1828(k) and any regulations promulgated thereunder.

                                   ARTICLE XI
                           ADMINISTRATION OF THE PLAN

      11.1 The Plan shall be administered by the Board (or, by a committee of non-employee directors designated by the Board). Subject to the other provisions of the Plan, the Board shall have authority to adopt, amend, alter and repeal such administrative rules, guidelines and practices governing the operation of the Plan as it shall from time to time consider advisable, to interpret the provisions of the Plan and to decide all disputes arising in connection with the Plan. The Board may correct any defect or supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent it shall deem appropriate to carry the Plan into effect, in its sole and absolute discretion. The Board's decision and interpretations shall be final and binding. Any action of the Board with respect to the administration of the Plan shall be taken pursuant to a majority vote or by the unanimous written consent of its members.

      Having been adopted by its Board on September 23, 1997, this Plan is executed by duly authorized officer of the Bank this 6th day of October, 1997.

Attest

/s/Jerry F. Aldape                   /s/Dan L. Webber
------------------                   ----------------
Secretary                               Dan L. Webber
                                        President and Chief Executive Officer

                                PIONEER BANK, FSB
                          EMPLOYEE STOCK OWNERSHIP PLAN
                         EFFECTIVE AS OF JANUARY 1, 1997

                                PIONEER BANK, FSB
                          EMPLOYEE STOCK OWNERSHIP PLAN
                                TABLE OF CONTENTS


Page

      PREAMBLE...........................................................    1

                                    ARTICLE I
                      DEFINITION OF TERMS AND CONSTRUCTION

      1.1   Definitions..................................................    2
      1.2   Plurals and Gender...........................................    7
      1.3   Incorporation of Trust Agreement.............................    7
      1.4   Headings.....................................................    7
      1.5   Severability.................................................    8
      1.6   References to Governmental Regulations.......................    8

                                   ARTICLE II
                                  PARTICIPATION

      2.1   Commencement of Participation................................    9
      2.2   Termination of Participation.................................    9
      2.3   Resumption of Participation..................................    9
      2.4   Determination of Eligibility.................................   10

                                   ARTICLE III
                                CREDITED SERVICE

      3.1   Service Counted for Eligibility Purposes.....................   11
      3.2   Service Counted for Vesting Purposes.........................   11
      3.3   Credit for Pre-Break Service.................................   11
      3.4   Service Credit During Authorized Leaves......................   11
      3.5   Service Credit During Maternity or Paternity Leave...........   12
      3.6   Ineligible Employees.........................................   12

                                   ARTICLE IV
                                  CONTRIBUTIONS

      4.1   Employee Stock Ownership Contributions.......................   13
      4.2   Time and Manner of Employee Stock Ownership Contributions....   13

      4.3   Records of Contributions.....................................   14
      4.4   Erroneous Contributions......................................   14

                                    ARTICLE V
                      ACCOUNTS, ALLOCATIONS AND INVESTMENTS

      5.1   Establishment of Separate Participant Accounts...............   15
      5.2   Establishment of Suspense Account............................   15
      5.3   Allocation of Earnings, Losses and Expenses..................   16
      5.4   Allocation of Forfeitures....................................   16
      5.5   Allocation of Annual Employee Stock Ownership Contributions..   16
      5.6   Limitation on Annual Additions...............................   17
      5.7   Erroneous Allocations........................................   20
      5.8   Value of Participant's Interest in Fund......................   21
      5.9   Investment of Account Balances...............................   21

                                   ARTICLE VI
                RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

      6.1   Normal Retirement............................................   22
      6.2   Early Retirement.............................................   22
      6.3   Disability Retirement........................................   22
      6.4   Death Benefits...............................................   22
      6.5   Designation of Death Beneficiary and Manner of Payment.......   23

                                   ARTICLE VII
                             VESTING AND FORFEITURES

      7.1   Vesting on Death, Disability, Retirement, Change in Control..   24
      7.2   Vesting on Termination of Participation......................   24
      7.3   Disposition of Forfeitures...................................   25

                                  ARTICLE VIII
                         EMPLOYEE STOCK OWNERSHIP RULES

      8.1   Right to Demand Employer Securities..........................   26
      8.2   Voting Rights................................................   26
      8.3   Nondiscrimination in Employee Stock Ownership Contributions..   26
      8.4   Dividends....................................................   27
      8.5   Exempt Loans.................................................   27
      8.6   Exempt Loan Payments.........................................   28
      8.7   Put Option...................................................   29
      8.8   Diversification Requirements.................................   30

      8.9   Independent Appraiser........................................   30
      8.10  Limitation on Allocation.....................................   30

                                   ARTICLE IX
                           PAYMENTS AND DISTRIBUTIONS

      9.1   Payments on Termination of Service -- In General.............   32
      9.2   Commencement of Payments.....................................   32
      9.3   Mandatory Commencement of Benefits...........................   33
      9.4   Required Beginning Date......................................   35
      9.5   Form of Payment..............................................   35
      9.6   Payments Upon Termination of Plan............................   35
      9.7   Distribution Pursuant to Qualified Domestic Relations Orders.   36
      9.8   Cash-Out Distributions.......................................   36
      9.9   ESOP Distribution Rule.......................................   37
      9.10  Withholding..................................................   37
      9.11  Waiver of 30-day Notice......................................   38

                                    ARTICLE X
                     PROVISIONS RELATING TO TOP-HEAVY PLANS

      10.1  Top-Heavy Rules to Control...................................   39
      10.2  Top-Heavy Plan Definitions...................................   39
      10.3  Calculation of Accrued Benefits..............................   41
      10.4  Determination of Top-Heavy Status............................   42
      10.5  Determination of Super Top-Heavy Status......................   43
      10.6  Minimum Contribution.........................................   43
      10.7  Maximum Benefit Limitation...................................   44
      10.8  Vesting......................................................   44

                                   ARTICLE XI
                                 ADMINISTRATION

      11.1  Appointment of Administrator.................................   45
      11.2  Resignation or Removal of Administrator......................   45
      11.3  Appointment of Successors: Terms of Office, Etc..............   45
      11.4  Powers and Duties of Administrator...........................   45
      11.5  Action by Administrator......................................   46
      11.6  Participation by Administrators..............................   47
      11.7  Agents.......................................................   47
      11.8  Allocation of Duties.........................................   47
      11.9  Delegation of Duties.........................................   47
      11.10 Administrator's Action Conclusive............................   47
      11.11 Compensation and Expenses of Administrator...................   47

      11.12 Records and Reports..........................................   48
      11.13 Reports of Fund Open to Participants.........................   48
      11.14 Named Fiduciary..............................................   48
      11.15 Information from Employer....................................   48
      11.16 Reservation of Rights by Employer............................   48
      11.17 Liability and Indemnification................................   49
      11.18 Service as Trustee and Administrator.........................   49

                                   ARTICLE XII
                                CLAIMS PROCEDURE

      12.1  Notice of Denial.............................................   50
      12.2  Right to Reconsideration.....................................   50
      12.3  Review of Documents..........................................   50
      12.4  Decision by Administrator....................................   50
      12.5  Notice by Administrator......................................   50


                                  ARTICLE XIII
                       AMENDMENTS, TERMINATION AND MERGER

      13.1  Amendments...................................................   51
      13.2  Consolidation, Merger or Other Transactions of Employer......   51
      13.3  Consolidation or Merger of Trust.............................   52
      13.4  Bankruptcy or Insolvency of Employer.........................   52
      13.5  Voluntary Termination........................................   53
      13.6  Partial Termination of Plan or Permanent Discontinuance of
             Contributions ..............................................   53

                                   ARTICLE XIV
                                  MISCELLANEOUS

      14.1  No Diversion of Funds........................................   54
      14.2  Liability Limited............................................   54
      14.3  Incapacity...................................................   54
      14.4  Spendthrift Clause...........................................   54
      14.5  Benefits Limited to Fund.....................................   55
      14.6  Cooperation of Parties.......................................   55
      14.7  Payments Due Missing Persons.................................   55
      14.8  Governing Law................................................   55
      14.9  Nonguarantee of Employment...................................   55
      14.10 Counsel......................................................   56

                      PIONEER BANK, A FEDERAL SAVINGS BANK
                          EMPLOYEE STOCK OWNERSHIP PLAN
                                    PREAMBLE

      Effective as of January 1, 1997, Pioneer Bank, FSB (the "Sponsor"), a federally chartered stock savings bank (the "Sponsor"), has adopted the Pioneer Bank, FSB Employee Stock Ownership Plan in order to enable Participants to share in the growth and prosperity of the Sponsor, and to provide Participants with an opportunity to accumulate capital for their future economic security by accumulating funds to provide retirement, death and disability benefits. The Plan is a stock bonus plan designed to meet the requirements of an employee stock ownership plan as described at Section 4975(e)(7) of the Code and Section 407(d)(6) of ERISA. The primary purpose of the employee stock ownership plan is to invest in employer securities. The Sponsor intends that the Plan will qualify under Sections 401(a) and 501(a) of the Code and will comply with the provisions of ERISA.

      The terms of this Plan shall apply only with respect to Employees of the Employer on and after January 1, 1997.

                                    ARTICLE I
                      DEFINITION OF TERMS AND CONSTRUCTION

      1.1   Definitions.

      Unless a different meaning is plainly implied by the context, the following terms as used in this Plan shall have the following meanings:

      (a) "Act" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, or any successor statute.

      (b) "Administrator" shall mean the administrative committee provided for in Article XI.

      (c) "Annual Additions" shall mean, with respect to each Participant, the sum of those amounts allocated to the Participant's accounts under this Plan and under any other qualified defined contribution plan to which the Employer contributes for any Limitation Year, consisting of the following:

            (1) Employer contributions;

            (2) Forfeitures; and

            (3) Voluntary contributions (if any).

      (d) "Authorized Leave of Absence" shall mean an absence from Service with respect to which the Employee may or may not be entitled to Compensation and which meets any one of the following requirements:

                        (1) Service in any of the armed forces of the United
                  States for up to 36 months, provided that the Employee resumes Service within 90 days after discharge, or such longer period of time during which such Employee's employment rights are protected by law; or

                        (2) Any other absence or leave expressly approved and
                  granted by the Employer which does not exceed 24 months, provided that the Employee resumes Service at or before the end of such approved leave period. In approving such leaves of absence, the Employer shall treat all Employees on a uniform and nondiscriminatory basis.

      (e) "Beneficiary" shall mean such persons as may be designated by the Participant to receive benefits after the death of the Participant, or such persons designated by the Administrator to receive benefits after the death of the Participant, all as provided in Section 6.5.

      (f) "Board of Directors" shall mean the Board of Directors of the Sponsor.

      (g) "Break" shall mean a Plan Year during which an Employee fails to complete more than 500 Hours of Service.

      (h) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, or any successor statute.

      (i) "Compensation" shall mean the amount of remuneration paid to an Employee by the Employer, after the date on which the Employee becomes a Participant, for services rendered to the Employer during a Plan Year, including base salary, bonuses, overtime and commissions, and any amount of compensation contributed pursuant to a salary reduction election under Code
Section 401(k) and any amount of compensation contributed to a cafeteria plan described at Section 125 of the Code, but excluding amounts paid by the Employer or accrued with respect to this Plan or any other qualified or non-qualified unfunded plan of deferred compensation or other employee welfare plan to which the Employer contributes, payments for group insurance, medical benefits, reimbursement for expenses, and other forms of extraordinary pay, and excluding amounts accrued for a prior year.

      Notwithstanding the foregoing, for purposes of complying with Code
Section 415, a Participant's contributions to a 401(k) Plan and cafeteria plan shall not be included in the Participant's compensation. Notwithstanding anything herein to the contrary, the annual Compensation of each Participant taken into account under the Plan for any Plan Year shall not exceed $150,000, as adjusted from time to time in accordance with Section 417 of the Code.

      (j) "Date of Hire" shall mean the date on which a person shall perform his first Hour of Service. Notwithstanding the foregoing, in the event a person incurs one or more consecutive Breaks after his initial Date of Hire which results in the forfeiture of his pre-Break Service pursuant to Section 3.3, his "Date of Hire" shall thereafter be the date on which he completes his first Hour of Service after such Break or Breaks.

      (k) "Disability" shall mean a physical or mental impairment which prohibits a Participant from engaging in any occupation for wages or profit and which has caused the Social Security Administration to classify the individual as "disabled" for purposes of Social Security.

      (l) "Disability Retirement Date" shall mean the first day of the month after which a Participant incurs a Disability.

      (m) "Early Retirement Date" shall mean the first day of the month coincident with or next following the date on which a Participant attains age 55 and completes ten (10) Years of Service.

      (n) "Effective Date" shall mean January 1, 1997.

      (o) "Eligibility Period" shall mean the period of 12 consecutive months commencing on an Employee's Date of Hire.

      (p) "Employee" shall mean any person employed by the Employer, including officers but excluding directors in their capacity as such; provided, however, that the term "Employee" shall not include leased employees, employees regularly employed outside the employer's own offices in connection with the operation and maintenance of buildings or other properties acquired through foreclosure or deed, and any employee included in a unit of employees covered by a collective-bargaining agreement with the Employer that does not expressly provide for participation of such employees in this Plan, where there has been good-faith bargaining between the Employer and employees' representatives on the subject of retirement benefits.

      (q) "Employer" shall mean Pioneer Bank, a Federal Savings Bank, a federally chartered stock savings bank, or any successors to the aforesaid by merger, consolidation or otherwise, which may agree to continue this Plan, or any affiliated or subsidiary corporation or business organization of any Employer which, with the consent of the Sponsor, shall agree to become a party to this Plan.

      (r) "Employer Securities" shall mean the common stock issued by Oregon Trail Financial Corp., an Oregon corporation, or any other employer security within the meaning of Section 4975(c)(8) of the Code and Section 407(d)(1) of ERISA.

      (s) "Entry Date" shall mean the first day of the month occurring after an Employee satisfies the eligibility requirements of Article II.

      (t) "Exempt Loan" shall mean a loan described at Section 4975(d)(1) of the Code to the Trustee to purchase Employer Securities for the Plan, made or guaranteed by a disqualified person, as defined at Section 4975(e)(2) of the Code, including, but not limited to, a direct loan of cash, a purchase money transaction, an assumption of an obligation of the Trustee, an unsecured guarantee or the use of assets of such disqualified person as collateral for such a loan.

      (u) "Former Participant" shall mean any previous Participant whose participation has terminated but who has a vested interest in the Plan which has not been distributed in full.

      (v) "Fund" shall mean the Fund maintained by the Trustee pursuant to the Trust Agreement in order to provide for the payment of the benefits specified in the Plan.

       (w) "Hour of Service" shall mean each hour for which an Employee is directly or indirectly paid or entitled to payment by an Employer for the performance of duties or for reasons other than the performance of duties (such as vacation time, holidays, sickness, disability, paid lay-offs, jury duty and similar periods of paid nonworking time). To the extent not otherwise included, Hours of Service shall also include each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer. Hours of working time shall be credited on the basis of actual hours worked, even though compensated at a premium rate for overtime or other reasons. In computing and crediting Hours of Service for an Employee under this Plan, the rules set forth in Sections 2530.200b-2(b) and (c) of the Department of Labor Regulations shall apply, said Sections being herein incorporated by reference. Hours of Service shall be credited to the Plan Year or other relevant period during which the services were performed or the nonworking time occurred, regardless of the time when Compensation therefor may be paid. Any Employee for whom no hourly employment records are kept by the Employer shall be credited with 45 Hours of Service for each calendar week in which he would have been credited with a least one Hour or Service under the foregoing provisions, if hourly records were available. Solely for purposes of determining whether a Break for participation and vesting purposes has occurred in an Eligibility Period or Plan Year, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, eight Hours of Service per day of such absence. For purposes of this Section 1.1(w), an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of a birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this provision shall be credited
(1) in the computation period in which the absence begins if the crediting is necessary to prevent a Break in that period, or (2) in all other cases, in the following computation period.

      (x) "Investment Adjustments" shall mean the increases and/or decreases in the value of a Participant's accounts attributable to earnings, gains, losses and expenses of the Fund, as set forth in Section 5.3.

      (y) "Limitation Year" shall mean the Plan Year.

      (z) "Normal Retirement Date" shall mean the first day of the month coincident with or during which a Participant attains age 65.

      (aa) "Participant" shall mean an Employee who has met all of the eligibility requirements of the Plan and who is currently included in the Plan as provided in Article II hereof.

      (bb) "Plan" shall mean the Pioneer Bank, FSB Employee Stock Ownership Plan, as described herein or as hereafter amended from time to time.

      (cc) "Plan Year" shall mean any 12 consecutive month period commencing on January 1 and ending on December 31.

      (dd) "Qualified Domestic Relations Order" shall mean any judgment, decree or order (including approval of a property settlement agreement) that relates to the provision of child support, alimony, marital property rights to a spouse, former spouse, child or other dependent of the Participant (all such persons hereinafter termed "alternate payee") and is made pursuant to a

State domestic relations law (including community property law) and, further, that creates or recognizes the existence of an alternate payee's right to, or assigns to an alternate payee the right to receive all or a portion of the benefits payable with respect to a Participant and that clearly specifies the following:

      (1) the name and last known mailing address (if available) of the Participant and the name and mailing address of each alternate payee to which the order relates;

      (2) the amount or percentage of the Participant's benefits to be paid to an alternate payee or the manner in which the amount is to be determined; and

      (3)   the number of payments or period for which payments are required.

      A domestic relations order is not a Qualified Domestic Relations Order if it:

      (1) requires the Plan to provide any type or form of benefit or any option not otherwise provided under the Plan; or,

      (2)   requires the Plan to provide increased benefits; or

      (3) requires payment of benefits to an alternate payee that is required to be paid to another alternate payee under a previously existing Qualified Domestic Relations Order.

      (ee) "Retirement" shall mean termination of employment which qualifies as early, normal or Disability retirement as described in Article VI.

      (ff) "Service" shall mean employment with the Employer.

      (gg) "Sponsor" shall mean Pioneer Bank, a Federal Savings Bank, a federally chartered stock savings bank.

      (hh) "Trust Agreement" shall mean the agreement, the Sponsor and the Trustee (or any successor Trustee governing the administration of the Trust as it may be amended from time to time.

      (ii) "Trustee" shall mean the Trustee or Trustees by whom the assets of the Plan are held, as provided in the Trust Agreement, or his or their successors.

      (jj) "Valuation Date" shall mean the last day of each Plan Year. The Trustee may make additional valuations, at the instruction of the Administrator, but in no event may the Administrator request additional valuations by the Trustee more frequently than quarterly.

Whenever such date falls on a Saturday, Sunday or holiday, the preceding business day shall be the Valuation Date.

      (kk) "Year of Service" shall mean any Plan Year during which an Employee has completed at least 500 Hours of Service. Except as otherwise specified in
Article III, in the determination of Years of Service for eligibility and vesting purposes under this Plan, the term "Year of Service" shall also mean any Plan Year during which an Employee has completed at least 500 Hours of Service with an entity that is:

      (1) a member of a controlled group including the Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code);

      (2) in a group of trades or businesses under common control with the Employer, while it is under common control (within the meaning of Section 414(c) of the Code);

      (3) a member of an affiliated service group including the Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code); or

      (4)   a leasing organization, under the circumstances described in
            Section 414(n) of the Code.

      1.2   Plurals and Gender.

      Where appearing in the Plan and the Trust Agreement, the masculine gender shall include the feminine and neuter genders, and the singular shall include the plural, and vice versa, unless the context clearly indicates a different meaning.

      1.3   Incorporation of Trust Agreement.

      The Trust Agreement, as the same may be amended from time to time, is intended to be and hereby is incorporated by reference into this Plan and for all purposes shall be deemed a part of the Plan.

      1.4   Headings.

      The headings and sub-headings in this Plan are inserted for the convenience of reference only and are to be ignored in any construction of the provisions hereof.

      1.5   Severability.

      In case any provision of this Plan shall be held illegal or void, such illegality or invalidity shall not affect the remaining provisions of this Plan, but shall be fully severable, and the Plan shall be construed and enforced as if said illegal or invalid provisions had never been inserted herein.

      1.6   References to Governmental Regulations.

      References in this Plan to regulations issued by the Internal Revenue Service, the Department of Labor, or other governmental agencies shall include all regulations, rulings, procedures, releases and other position statements issued by any such agency.

                                   ARTICLE II
                                  PARTICIPATION

      2.1 Commencement of Participation.

      (a) An Employee shall initially become a Participant on the Entry Date coincident with or next following the later of the following dates, provided he is employed by the Employer on that Entry Date:

      (1) The date on which the Employee completes 500 Hours of Service after his Date of Hire within the Employee's Eligibility Period or a Plan Year; and

      (2)   The date on which he attains age 21.

      (b) Any Employee who had satisfied the requirements set forth in Section 2.1(a) prior to the Effective Date shall become a Participant on the Effective Date, provided he is still employed by the Employer on the Effective Date.

      2.2   Termination of Participation.

      After commencement or resumption of his participation, an Employee shall remain a Participant during each consecutive Plan Year thereafter until the earliest of the following dates:

      (a) His actual Retirement date;

      (b) His date of death; or

      (c) The last day of a Plan Year during which he incurs a Break.

      2.3   Resumption of Participation

      (a) Any Participant whose employment terminates and who resumes Service before he incurs a Break shall resume participation immediately on the date he is reemployed.

      (b) Except as otherwise provided in Section 2.3(c), any Participant who incurs one or more Breaks and resumes Service shall resume participation retroactively as of the first day of the first Plan Year in which he completes a Year of Service after such Break(s).

      (c) Any Participant who incurs one or more Breaks and resumes Service, but whose pre-Break Service is not reinstated to his credit pursuant to Section 3.3, shall be treated as a new Employee and shall again be required to satisfy the eligibility requirements contained in Section 2.1 before resuming participation on the appropriate Entry Date, as specified in Section 2.1.

      2.4   Determination of Eligibility.

      The Administrator shall determine the eligibility of Employees in accordance with the provisions of this Article. For each Plan Year, the Employer shall furnish the Administrator a list of all Employees, indicating the original date of their reemployment with the Employer and any Breaks they may have incurred.

                                   ARTICLE III
                                CREDITED SERVICE

      3.1   Service Counted for Eligibility Purposes.

      Except as provided in Section 3.3, all Service completed by an Employee shall be counted in determining his eligibility to become a Participant on and after the Effective Date, whether such Service was completed before or after the Effective Date.

      3.2   Service Counted for Vesting Purposes.

      All Years of Service completed by an Employee (including Years of Service completed prior to the Effective Date) shall be counted in determining his vested interest in this Plan, except the following:

      (a) Service which is disregarded under the provisions of Section 3.3;
          and

      (b) Service prior to the Effective Date of this Plan if such Service would have been disregarded under the "break in service" rules (within the meaning of Section 1.411(a)-5(b)(6) of the Treasury Regulations).

      3.3   Credit for Pre-Break Service.

      Upon his resumption of participation following one or a series of consecutive Breaks, an Employee's pre-Break Service shall be reinstated to his credit for all purposes of this Plan only if either:

      (a) He was vested in any portion of his accrued benefit at the time the Break(s) began; or

      (b) The number of his consecutive Breaks does not equal or exceed the greater of five or the number of his Years of Service credited to him before the Breaks began.

      Except as provided in the foregoing, none of an Employee's Service prior to one or a series of consecutive Breaks shall be counted for any purpose in connection with his participation in this Plan thereafter.

      3.4   Service Credit During Authorized Leaves.

      An Employee shall receive no Service credit under Section 3.1 or 3.2 during any Authorized Leave of Absence. However, solely for the purpose of determining whether he has incurred a Break during any Plan Year in which he is absent from Service for one or more Authorized Leaves of Absence, he shall be credited with 45 Hours of Service for each week during any such leave period. Notwithstanding the foregoing, if an Employee fails to return to Service on or before the end of a leave period, he shall be deemed to have terminated Service as of the first day of such leave period and his credit for Hours of Service, determined under this Section 3.4, shall be revoked. Notwithstanding anything contained herein to the contrary, an Employee who is absent by reason of military service as set forth in Section 1.1(d)(1) shall be given Service credit under this Plan for such military leave period to the extent, and for all purposes, required by law.

      3.5   Service Credit During Maternity or Paternity Leave.

      For purposes of determining whether a Break has occurred for participation and vesting purposes, an individual who is on maternity or paternity leave as described in Section 1.1(w), shall be deemed to have completed Hours of Service during such period of absence, all in accordance with Section 1.1(w). Notwithstanding the foregoing, no credit shall be given for such Hours of Service unless the individual furnishes to the Administrator such timely information as the Administrator may reasonably require to determine:

      (a) that the absence from Service was attributable to one of the maternity or paternity reasons enumerated in Section 1.1(w); and

      (b) the number of days for which such absence lasted.

      In no event, however, shall any credit be given for such leave other than for determining whether a Break has occurred.

      3.6   Ineligible Employees.

      Notwithstanding any provisions of this Plan to the contrary, any person who is employed by the Employer, but who is ineligible to participate in this Plan, either because of his failure:

      (a) To meet the eligibility requirements contained in Article II; or

      (b) To be an Employee, as defined in Section 1.1(p), shall, nevertheless, earn Years of Service for eligibility and vesting purposes pursuant to the rules contained in this Article III. However, such a person shall not be entitled to receive any contributions hereunder unless and until he becomes a Participant in this Plan, and then, only during his period of participation.

                                   ARTICLE IV
                                  CONTRIBUTIONS

      4.1   Employee Stock Ownership Contributions.

      (a) Subject to all of the provisions of this Article IV, for each Plan Year commencing on or after the Effective Date, the Employer shall make an Employee Stock Ownership contribution to the Fund, in such amount as may be determined by the Board of Directors in its discretion. Such contribution shall be in the form of cash or Employer Securities. In determining the value of Employer Securities transferred to the Fund as an Employee Stock Ownership contribution, the Administrator may determine the average of closing prices of such securities for a period of up to 90 consecutive days immediately preceding the date on which the securities are contributed to the Fund. In the event that the Employer Securities are not readily tradable on an established securities market, the value of the Employer Securities transferred to the Fund shall be determined by an independent appraiser in accordance with Section 8.9.

      (b) In no event shall such contribution by the Employer exceed for any Plan Year the maximum amount that may be deducted by the Employer under Section 404 of the Code, nor shall such contribution cause the Employer to violate its regulatory capital requirements. Each Employee Stock Ownership contribution by the Employer shall be deemed to be made on the express condition that the Plan, as then in effect, shall be qualified under Sections 401 and 501 of the Code and that the amount of such contribution shall be deductible from the Employer's income under Section 404 of the Code.

      4.2   Time and Manner of Employee Stock Ownership Contributions.

      (a) The Employee Stock Ownership contribution (if any) for each Plan Year shall be paid to the Trustee in one lump sum or installments at any time on or before the expiration of the time prescribed by law (including any extensions) for filing of the Employer's federal income tax return for its fiscal year ending concurrent with or during such Plan Year. Any portion of the Employee Stock Ownership contribution for each Plan Year that may be made prior to the last day of the Plan Year shall be maintained by the Trustee in the Employee Stock Ownership suspense account described in Section 5.2 until the last day of such Plan Year.

      (b) If an Employee Stock Ownership contribution for a Plan Year is paid after the close of the Employer's fiscal year which ends concurrent with or during such Plan Year but on or prior to the due date (including any extensions) for filing of the Employer's federal income tax return for such fiscal year, it shall be considered, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year for which it was computed and accrued, unless such contribution is accompanied by a statement to the Trustee, signed by a representative of the Employer, which specifies that the Employee Stock Ownership contribution is made with respect to the Plan Year in which it is received by the Trustee. Any Employee Stock Ownership contribution paid by the Employer during any Plan Year but after the due date (including any extensions) for filing of its federal income tax return for the fiscal year of the Employer ending on or before the last day of the preceding Plan Year shall be treated, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year in which the contribution is paid to the Trustee.

      (c) Notwithstanding anything contained herein to the contrary, no Employee Stock Ownership contribution shall be made for any year during which a "limitations account" created pursuant to Section 5.6(c)(2) is in existence until the balance of such limitations account has been reallocated in accordance with Section 5.6(c)(2).

      4.3   Records of Contributions.

      The Employer shall deliver at least annually to the Trustee, with respect to the contributions contemplated in Section 4.1, a certificate of the Administrator, in such form as the Trustee shall approve, setting forth:

      (a) The aggregate amount of contributions, if any, to the Fund for such Plan Year;

      (b) The names, Internal Revenue Service identifying numbers and current residential addresses of all Participants in the Plan;

      (c) The amount and category of contributions to be allocated to each such Participant; and

      (d) Any other information reasonably required for the proper operation of the Plan.

      4.4   Erroneous Contributions.

      (a) Notwithstanding anything herein to the contrary, upon the Employer's request, a contribution which was made by a mistake of fact, or conditioned upon the initial qualification of the Plan, under Code Section 401, or upon the deductibility of the contribution under Section 404 of the Code, shall be returned to the Employer by the Trustee within one year after the payment of the contribution, the denial of the qualification or the disallowance of the deduction (to the extent disallowed), whichever is applicable; provided, however, that in the case of denial of the initial qualification of the Plan, a contribution shall not be returned unless an Application for Determination has been timely filed with the Internal Revenue Service. Any portion of a contribution returned pursuant to this Section 4.4 shall be adjusted to reflect its proportionate share of the losses of the fund, but shall not be adjusted to reflect any earnings or gains. Notwithstanding any provisions of this Plan to the contrary, the right or claim of any Participant or Beneficiary to any asset of the Fund or any benefit under this Plan shall be subject to and limited by this Section 4.4.

      (b) In no event shall voluntary Employee contributions be accepted. Any such voluntary Employee contributions (and any earnings attributable thereto) mistakenly received by the Trustee shall promptly be returned to the Participant.

                                    ARTICLE V
                      ACCOUNTS, ALLOCATIONS AND INVESTMENTS

      5.1   Establishment of Separate Participant Accounts.

      The Administrator shall establish and maintain separate individual accounts for Participants in the Plan and for each Former Participant in accordance with the provisions of this Article V. Such separate accounts shall be for accounting purposes only and shall not require a segregation of the Fund, and no Participant, Former Participant or Beneficiary shall acquire any right to or interest in any specific assets of the Fund as a result of the allocations provided for under this Plan, except where segregation is expressly provided for in this Plan.

      (a) Employee Stock Ownership Accounts.

      The Administrator shall establish a separate Employee Stock Ownership Account in the Fund for each Participant. The account shall be credited as of the last day of each Plan Year with the amounts allocated to the Participant under Sections 5.4 and 5.5. The Administrator may establish subaccounts hereunder, including an Employer Stock Account reflecting a Participant's interest in Employer Securities held by the Trust and an Other Investments Account reflecting the Participant's interest in his Employee Stock Ownership Account other than Employer Securities.

      (b) Distribution Accounts.

      In any case where distribution of a terminated Participant's vested interest in the Plan is to be deferred, the Administrator shall establish a separate, nonforfeitable account in the Fund to which the balance in his Employee Stock Ownership Account in the Plan shall be transferred after such Participant incurs a Break. Unless the Former Participant's distribution accounts are segregated for investment purposes pursuant to section 9.4, they shall share in Investment Adjustments.

      (c) Other Accounts.

      The Administrator shall establish such other separate accounts for each Participant as may be necessary or desirable for the convenient administration of the Fund.

      5.2   Establishment of Suspense Accounts.

      The Administrator shall establish separate accounts to be known as "suspense accounts." There shall be credited to such appropriate suspense accounts any Employee Stock Ownership contributions that may be made prior to the last day of the Plan Year, as provided in Section 4.2. The suspense accounts shall share proportionately as to time and amount in any Investment Adjustments. As of the last day of each Plan Year, the balance of the Employee Stock

Ownership suspense account shall be added to the Employee Stock Ownership contribution and allocated to the Employee Stock Ownership Accounts of Participants as provided in Section 5.5, except as provided herein. In the event that the Plan takes an Exempt Loan, the Employer Securities purchased thereby shall be allocated to a separate Exempt Loan Suspense Account, from which allocations shall be made in accordance with Section 8.5.

      5.3   Allocation of Earnings, Losses and Expenses.

      As of each Valuation Date, any increase or decrease in the net worth of the aggregate Employee Stock Ownership Accounts held in the Fund attributable to earnings, losses, expenses and unrealized appreciation or depreciation in each such aggregate Account, as determined by the Trustee pursuant to the Trust Agreement, shall be credited to or deducted from the appropriate suspense accounts and all Participants' Employee Stock Ownership Accounts (except segregated distribution accounts described in Section 5.1(b) and the "limitations account" described in Section 5.6(c)(4)) in the proportion that the value of each such Account (determined immediately prior to such allocation and before crediting any Employee Stock Ownership contributions and forfeitures for the current Plan Year but after adjustment for any transfer to or from such Accounts and for the time such funds were in such Accounts) bears to the value of all Employee Stock Ownership Accounts.

      5.4   Allocation of Forfeitures.

      As of the last day of each Plan Year, all forfeitures attributable to the Employee Stock Ownership Accounts which are then available for reallocation shall be, as appropriate, added to the Employee Stock Ownership contribution (if any) for such year and allocated among the Participants' Employee Stock Ownership Accounts, as appropriate, in the manner provided in Sections 5.5 and 5.6.

      5.5   Allocation of Annual Employee Stock Ownership Contributions.

      As of the last day of each Plan Year for which the Employer shall make an Employee Stock Ownership contribution, the Administrator shall allocate the Employee Stock Ownership contribution (including reallocable forfeitures) for such Plan Year to the Employee Stock Ownership account of each Participant who completed at least 1,000 Hours of Service during that Plan Year, provided that he is still employed by the Employer on the last day of the Plan Year. Such allocation shall be made in the same proportion that each such Participant's Compensation for such Plan Year bears to the total Compensation of all such Participants for such Plan Year, subject to Section 5.6, provided, however, that, for purposes of this Section 5.5, Compensation shall not be considered for any part of a Plan Year prior to the date the Participant commenced participation in the Plan. Notwithstanding the foregoing, if a Participant attains his Normal Retirement Date and terminates Service prior to the last day of the Plan Year or if the Participant terminates service by reason of his death or Disability, he shall be entitled to an allocation based on his Compensation earned prior to his termination and during the Plan Year. Furthermore, if a Participant completes 1,000 Hours of Service and is on a Leave of Absence on the last day of the Plan Year because of pregnancy or other medical reason, such a Participant shall be entitled to an allocation based on his Compensation earned during such Plan Year.

      5.6   Limitation on Annual Additions.

      (a) Notwithstanding any provisions of this Plan to the contrary, the total Annual Additions credited to a Participant's accounts under this Plan (and under any other defined contribution plan to which the Employer contributes) for any Limitation Year shall not exceed the lesser of:

      (1)   25% of the Participant's compensation for such Limitation
            Year; or

      (2) $30,000 (or, if greater, one-fourth of the defined benefit dollar limitation set forth in Section 415(b)(1)(A) of the Code). Whenever otherwise allowed by law, the maximum amount of $30,000 shall be automatically adjusted annually for cost-of-living increases in accordance with Section 415(d) of the Code and the highest such increase effective at any time during the Limitation Year shall be effective for the entire Limitation Year, without any amendment to this Plan.

      (b) Solely for the purpose of this Section 5.6, the term "compensation" is defined as wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer maintaining the Plan to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan (as described in Treas. Regs. Section 1.62-2(c)), and excluding the following:

      (1) Employer contributions to a plan of deferred compensation which are not includable in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the Employee, or any distributions from a plan of deferred compensation;

      (2) Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

      (3) Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

      (4) Other amounts which received special tax benefits, or contributions made by the employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in section 403(b) of the Code (whether or not the contributions are actually excludable from the gross income of the Employee).

      (c) In the event that the limitations on Annual Additions described in this Section 5.6(a) above are exceeded with respect to any Participant in any Limitation Year, then the contributions allocable to the Participant for such year shall be reduced to the minimum extent required by such limitations in the following order of priority:

      (1) If any further reductions in Annual Additions are necessary, then the Employee Stock Ownership contributions and forfeitures allocated during such Limitation Year to the Participant's Employee Stock Ownership Account shall be reduced. The amount of any such reductions in the Employee Stock Ownership contributions and forfeitures shall be reallocated to all other Participants in the same manner as set forth under Sections 5.4 and 5.5.

      (2) Any amounts which cannot be reallocated to other Participants in a current Limitation Year in accordance with Section 5.6(c)(1) above because of the limitations contained in Sections 5.6(a) and (d) shall be credited to an account designated as the "limitations account" and carried forward to the next and subsequent Limitation Years until it can be reallocated to all Participants as set forth in Sections 5.4, and 5.5, as appropriate. No Investment Adjustments shall be allocated to this limitations account. In the next and subsequent Limitation Years, all amounts in the limitations account must be allocated in the manner described in Sections 5.4 and 5.5, as appropriate, before any Employee Stock Ownership contributions may be made to this Plan for that Limitation Year.

      (3) The Administrator shall determine to what extent the Annual Additions to any Participant's Employee Stock Ownership Account must be reduced in each Limitation Year. The Administrator shall reduce the Annual Additions to all other tax-qualified retirement plans maintained by the Employer in accordance with the terms contained therein for required reductions or reallocations mandated by Section 415 of the Code before reducing any Annual Additions in this Plan.

      (4) In the event this Plan is voluntarily terminated by the Employer under Section 13.5, any amounts credited to the limitations account described in Section 5.6(c)(2) above which have not be reallocated as set forth herein shall be distributed to the Participants who are still employed by the Employer on the date of termination, in the proportion that each Participant's Compensation bears to the Compensation of all Participants.

      (d) The Annual Additions credited to a Participant's accounts for each Limitation Year are further limited so that in the case of an Employee who is a Participant in both this Plan and any qualified defined benefit plan (hereinafter referred to as a "pension plan") of the Employer, the sum of (1) and (2) below will not exceed 1.0:

      (1) (A) The projected annual normal retirement benefit of a Participant under the pension plan, divided by

            (B) The lesser of:

                  (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year; or

                  (ii) The product of 1.4 multiplied by the amount of compensation which may be taken into account under
                        Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year; plus

      (2) (A) The sum of Annual Additions credited to the Participant under this Plan for all Limitation Years, divided by:

            (B) The sum of the lesser of the following amounts determined for such Limitation Year and for each prior year of service with the
            Employer:

                  (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year, or

                  (ii) The product of 1.4 multiplied by the amount of compensation which may be taken into account under
                        Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year. The Administrator may, in calculating the defined contribution plan fraction described in Section 5.6(d)(2), elect to use the transitional rule pursuant to Section 415(e)(6) of the Code, if applicable. If the sum of the fractions produced above will exceed 1.0, even after the use of the

                        "fresh start" rule contained in Section 235 of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), if applicable, then the same provisions as stated in Section 5.6(c) above shall apply. If, even after the reductions provided for in Section 5.6(c), the sum of the fractions still exceed 1.0, then the benefits of the Participant provided under the pension plan shall be reduced to the extent necessary, in accordance with Treasury Regulations issued under the Code. Solely for the purposes of this Section 5.6(d), the term "years of service" shall mean all years of service defined by Treasury Regulations issued under Section 415 of the Code.

      (e) In the event that the Employer is a member of (1) a controlled group of corporations or a group of trades or businesses under common control (as described in Section 414(b) or (c) of the Code, as modified by Section 415(h) thereof), or (2) an affiliated service group (as described in Section 414(m) of the Code), the Annual Additions credited to any Participant's accounts in any such Limitation Year shall be further limited by reason of the existence of all other qualified retirement plans maintained by such affiliated corporations, other entities under common control or other members of the affiliated service group, to the extent such reduction is required by Section 415 of the Code and the regulations promulgated thereunder. The Administrator shall determine if any such reduction in the Annual Additions to a Participant's accounts is required for this reason, and if so, the same provisions as stated in 5.6(c) and (d) above shall apply.

      (f) Annual Additions shall not include any Employer contributions which are used by the Trust to pay interest on an Exempt Loan nor any forfeitures of Employer Securities purchased with the proceeds of an Exempt Loan, provided that not more than one-third of the Employer contributions are allocated to Participants who are among the group of employees deemed "highly compensated employees" within the meaning of Code Section 414(q).

      5.7   Erroneous Allocations.

      No Participant shall be entitled to any Annual Additions or other allocations to his accounts in excess of those permitted under Sections 5.3, 5.4, 5.5, and 5.6. If it is determined at anytime that the Administrator and/or Trustees have erred in accepting and allocating any contributions or forfeitures under this Plan, or in allocating Investment Adjustments, or in excluding or including any person as a Participant, then the Administrator, in a uniform and nondiscriminatory manner, shall determine the manner in which such error shall be corrected and shall promptly advise the Trustee in writing of such error and of the method for correcting such error. The accounts of any or all Participants may be revised, if necessary, in order to correct such error.

      5.8   Value of Participant's Interest in Fund

      At any time, the value of a Participant's interest in the Fund shall consist of the aggregate value of his Employee Stock Ownership Account and his distribution account, if any, determined as of the next-preceding Valuation Date. The Administrator shall maintain adequate records of the cost basis of Employer Securities allocated to each Participant's Employer Stock Ownership Account.

      5.9   Investment of Account Balances.

      The Employee Stock Ownership Accounts shall be invested primarily in Employer Securities. All sales of Employer Securities by the Trustee attributable to the Employee Stock Ownership Accounts of all Participants shall be charged pro rata to the Employee Stock Ownership Accounts of all Participants.

                                   ARTICLE VI
               RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

      6.1   Normal Retirement.

      A Participant who reaches his Normal Retirement Date and who shall retire at that time shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of
Section 9.1. A Participant who remains in Service after his Normal Retirement Date shall not be entitled to any retirement benefits until his actual termination of Service thereafter (except as provided in Section 9.3(g)) and he shall meanwhile continue to participate in this Plan.

      6.2   Early Retirement.

      A Participant who reaches his Early Retirement Date may retire at such time (or, at his election, as of the first day of any month thereafter prior to his Normal Retirement Date) and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

      6.3   Disability Retirement.

      In the event a Participant incurs a Disability, he may retire on his Disability Retirement Date and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

      6.4   Death Benefits.

      (a) Upon the death of a Participant before his Retirement or other termination of Service, the value of his interest in the Fund shall be payable pursuant to the provisions of Section 9.1. The Administrator shall direct the Trustee to distribute his interest in the Fund to any surviving Beneficiary designated by the Participant or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

      (b) Upon the death of a Former Participant, the Administrator shall direct the Trustee to distribute any undistributed balance of his interest in the Fund to any surviving Beneficiary designated by him or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

      (c) The Administrator may require such proper proof of death and such evidence of the right of any person to receive the interest in the Fund of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

      6.5   Designation of Death Beneficiary and Manner of Payment.

      (a) Each Participant shall have the right to designate a Beneficiary or Beneficiaries to receive the sum or sums to which he may be entitled upon his death. The Participant may also designate the manner in which any death benefits under this Plan shall be payable to his Beneficiary, provided that such designation is in accordance with Section 9.4. Such designation of Beneficiary and manner of payment shall be in writing and delivered to the Administrator, and shall be effective when received by the Administrator. The Participant shall have the right to change such designation by notice in writing to the Administrator. Such change of Beneficiary or the manner of payment shall become effective upon its receipt by the Administrator. Any such change shall be deemed to revoke all prior designations.

        (b) If a Participant shall fail to designate validly a Beneficiary or if no designated Beneficiary survives the Participant, his interest in the Fund shall be paid to the person or persons in the first of the following classes of successive preference Beneficiaries surviving at the death of the Participant: the Participant's (1) widow or widower, (2) children, (3) parents, and (4) estate. The Administrator shall decide what Beneficiaries, if any, shall have been validly designated, and its decision shall be binding and conclusive on all persons.

      (c) Notwithstanding the foregoing, if a Participant has been married throughout the 12 month period preceding the date of his death, the sum or sums to which he may be entitled under this Plan upon his death shall be paid to his spouse, unless the Participant's spouse shall have consented to the election of another Beneficiary. Such a spousal consent shall be in writing and shall be witnessed either by a representative of the Plan or a notary public. If it is established to the satisfaction of the Administrator that such spousal consent cannot be obtained because there is no spouse, because the spouse cannot be located, or other reasons prescribed by governmental regulations, the consent of the spouse may be waived, and the Participant may designate a Beneficiary or Beneficiaries other than his spouse.

                                   ARTICLE VII
                             VESTING AND FORFEITURES

      7.1   Vesting on Death, Disability, Retirement and Change in Control.

      Unless his participation in this Plan shall have terminated prior thereto, upon a Participant's death, Disability, Early Retirement, or upon his attainment of Normal Retirement Date (whether or not he actually retires at that time) while he is still employed by the Employer, the Participant's entire interest in the Fund shall be fully vested and nonforfeitable. In addition, a Participant's interest shall be fully vested and unforfeitable upon a Change in Control. For purposes of this Plan, a "Change in Control" shall mean an event deemed to occur if and when (1) an offeror other than the Oregon Trail Financial Corp. purchases shares of the stock of Oregon Trail Financial Corp. or the Sponsor pursuant to a tender or exchange offer for such shares, (2) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act) is or becomes the beneficial owner, directly or indirectly, of securities of Oregon Trail Financial Corp. or the Sponsor representing 25% or more of the combined voting power of Oregon Trail Financial Corp.'s or the Sponsor's then outstanding securities, (3) the membership of the board of directors of Oregon Trail Financial Corp. or the Sponsor changes as the result of a contested election, such that individuals who were directors at the beginning of any 24 month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or
(4) shareholders of Oregon Trail Financial Corp. or the Sponsor approve a merger, consolidation, sale or disposition of all or substantially all of Oregon Trail Financial Corp.'s or the Sponsor's assets, or a plan of partial or complete liquidation. If any of the events enumerated in clauses (1) - (4) occur, the Board of Directors shall determine the effective date of the change in control resulting therefrom.

      7.2   Vesting on Termination of Participation.

      Upon termination of his participation in this Plan for any reason other than death, Disability, or Normal Retirement, a Participant shall be vested in a percentage of his Employee Stock Ownership Account, such vested percentages to be determined under the following table, based on the Years of Service (including Years of Service prior to the Effective Date) credited to him for vesting purposes at the time of his termination of participation:

             Years of Service Completed         Percentage Vested
                 Less than 2                             0%
                       2                                20%
                       3                                40%
                       4                                60%
                       5                                80%
                    6 or more                          100%

      Any portion of the Participant's Employee Stock Ownership Account which is not vested at the time he incurs a Break shall thereupon be forfeited and disposed of pursuant to Section 7.3. Distribution of the vested portion of a terminated Participant's interest in the Plan may be authorized by the Administrator in any manner permitted under Section 9.1.

      7.3   Disposition of Forfeitures.

      (a) In the event a Participant incurs a Break and subsequently resumes both his Service and his participation in the Plan prior to incurring at least five Breaks, the forfeitable portion of his Employee Stock Ownership Account shall be reinstated to the credit of the Participant as of the date he resumes participation.

      (b) In the event a Participant terminates Service and subsequently incurs a Break and receives a distribution, or in the event a Participant does not terminate Service, but incurs at least five Breaks, or in the event that a Participant terminates Service and incurs at least five Breaks but has not received a distribution, then the forfeitable portion of his Employer Account, including Investment Adjustments, shall be reallocated to other Participants, pursuant to Section 5.4 as of the date the Participant incurs such Break or Breaks, as the case may be.

      (c) In the event a former Participant who had received a distribution from the Plan is rehired, he shall repay the amount of his distribution before the earlier of five years after the date of his rehire by the Employer, or the close of the first period of five consecutive Breaks commencing after the withdrawal in order for any forfeited amounts to be restored to him.

                                  ARTICLE VIII
                       EMPLOYEE STOCK OWNERSHIP PROVISIONS

      8.1   Right to Demand Employer Securities.

      A Participant entitled to a distribution from his Employee Stock Ownership Account shall be entitled to demand that his interest in the Account be distributed to him in the form of Employer Securities, all subject to
Section 9.9. In the event that the Employer Securities are not readily tradable on an established market, the Participant shall be entitled to require that the Employer repurchase the Employer Securities under a fair valuation formula, as provided by governmental regulations. The Participant or Beneficiary shall be entitled to exercise the put option described in the preceding sentence for a period of not more than 60 days following the date of distribution of Employer Securities to him. If the put option is not exercised within such 60-day period, the Participant or Beneficiary may exercise the put option during an additional period of not more than 60 days after the beginning of the first day of the first Plan Year following the Plan Year in which the first put option period occurred, all as provided in regulations promulgated by the Secretary of the Treasury.

      8.2   Voting Rights.

      Each Participant with an Employee Stock Ownership Account shall be entitled to direct the Trustee as to the manner in which the Employer Securities in such Account are to be voted. Employer Securities held in the Employee Stock Ownership Suspense Account or the Exempt Loan Suspense Account shall be voted by the Trustee on each issue with respect to which shareholders are entitled to vote in the manner directed by the majority of the Participants who directed the Trustee as to the manner of voting their shares in the Employee Stock Ownership Accounts with respect to such issue. Prior to the initial allocation of shares, the Trustee shall be entitled to vote the shares in the Suspense Account without prior direction from the Participants or the Administrator. In the event that a Participant fails to give timely voting instructions to the Trustee with respect to the voting of his allocated Employer Securities, the Trustee shall be entitled to vote such shares in its discretion.

      8.3   Nondiscrimination in Employee Stock Ownership Contributions.

      In the event that the amount of the Employee Stock Ownership contributions that would be required in any Plan Year to make the scheduled payments on an Exempt Loan would exceed the amount that would otherwise be deductible by the Employer for such Plan Year under Code Section 404, then no more than one-third of the Employee Stock Ownership contributions for the Plan Year, which is also the Employer's taxable year, shall be allocated to the group of Employees who during the Plan Year or the preceding Plan Year:

      (a) During the Plan Year or the preceding Plan Year was at any time a 5% owner of the Employer; or

      (b) During the preceding Plan Year, received compensation from the Employer in excess of $80,000, as adjusted under Code Section 414(q) and, if elected by the Employer, was in the top paid group of Employees for such Plan Year.

      8.4   Dividends.

      Any cash dividends or other cash contributions received by the Trustee of Employer Securities allocated to the Employee Stock Account of Participants shall be credited to the applicable Participants' Ownership Accounts unless the Sponsor, in its sole discretion, elects to pay the cash dividends directly to the applicable Participants or directs the Trustee to pay the cash dividends to the Participants (or, if applicable, their Beneficiaries) within 90 calendar days of the close of the Plan Year in which the cash dividend were paid to the Fund. Notwithstanding anything contained in this Section to the contrary, the Sponsor may direct cash dividends, including dividends on non-allocated shares, be applied to repay an Exempt Loan, but only to the extent shares of Employer Securities with an aggregate fair market value equal to the amount of dividends so applied are allocated to the Employee Stock Ownership Account of the applicable Participants and to the extent the cash dividends are deductible under Section 404(k) of the Code. To the extent cash dividends on allocated shares are applied to repay an Exempt Loan, shares released from encumbrance the value equal to the amount of the dividends which, but for the repayment of the Exempt Loan, would have been allocated to Participants' Employee Stock Ownership Accounts shall be allocated to the Employee Stock Ownership Accounts of the affected Participants, and the remaining shares to be allocated shall be allocated among the Participants in accordance with Section 5.5. Dividends on Employer Securities obtained pursuant to an Exempt Loan and not yet allocated may be used to make payments on an Exempt Loan, as described in Section 8.5.

      8.5   Exempt Loans.

      (a) The Sponsor may direct the Trustee to obtain Exempt Loans. The Exempt Loan may take the form of (i) a loan from a bank or other commercial lender to purchase Employer Securities (ii) a loan from the Employer or affiliated corporation, to the Plan; or (iii) an installment sale of Employer Securities to the Plan. The proceeds of any such Exempt Loan shall be used, within a reasonable time after the Exempt Loan is obtained, only to purchase Employer Securities, repay the Exempt Loan, or repay any prior Exempt Loan. Any such Exempt Loan shall provide for no more than a reasonable rate of interest and shall be without recourse against the Plan. The number of years to maturity under the Exempt Loan must be definitely ascertainable at all times. The only assets of the Plan that may be given as collateral for an Exempt Loan are Employer Securities acquired with the proceeds of the Exempt Loan and Employer Securities that were used as collateral for a prior Exempt Loan repaid with the proceeds of the current Exempt Loan. Such Employer Securities so pledged shall be placed in an Exempt Loan Suspense Account. No person or institution entitled to payment under an Exempt Loan shall have recourse against Trust assets other than the aforesaid collateral, Employer Stock Ownership contributions (other than contributions of Employer Securities) that are available under the Plan to meet obligations under the Exempt Loan and earnings attributable to such collateral and the investment of such contributions. All Employee Stock Ownership contributions paid during the Plan Year in which an Exempt Loan is made (whether before or after the date the proceeds of the Exempt Loan are received), all Employee Stock Ownership contributions paid thereafter until the Exempt Loan has been repaid in full, and all earnings from investment of such Employee Stock Ownership contributions, without regard to whether any such Employee Stock Ownership contributions and earnings have been allocated to Participants' Employee Stock Ownership Accounts, shall be available to meet obligations under the Exempt Loan as such obligations accrue, or prior to the time such obligations accrue, unless otherwise provided by the Employer at the time any such contribution is made. Any pledge of Employer Securities shall provide for the release of shares so pledged upon the payment of any portion of the Exempt Loan.

      (b) For each Plan Year during the duration of the Exempt Loan, the number of shares of Employer Securities released from such pledge shall equal the number of encumbered shares held immediately before release for the current Plan Year multiplied by a fraction. The numerator of the fraction is the sum of principal and interest paid in such Plan Year. The denominator of the fraction is the sum of the numerator plus the principal and interest to be paid for all future years. Such years will be determined without taking into account any possible extension or renewal periods. If interest on any Exempt Loan is variable, the interest to be paid in future years under the Exempt Loan shall be computed by using the interest rate applicable as of the end of the Plan Year.

      (c) Notwithstanding the foregoing, the Trustee may obtain an Exempt Loan pursuant to the terms of which the number of Employer Securities to be released from encumbrance shall be determined solely with reference to principal payments. In the event that such an Exempt Loan is obtained, annual payments of principal and interest shall be at a cumulative rate that is not less rapid at any time than level payments of such amounts for not more than 10 years. The amount of interest in any such annual loan repayment shall be disregarded only to the extent that it would be determined to be interest under standard loan amortization tables. The requirement set forth in the preceding sentence shall not be applicable from the time that, by reason of a renewal, extension, or refinancing, the sum of the expired duration of the Exempt Loan, the renewal period, the extension period, and the duration of a new Exempt Loan exceeds 10 years.

      8.6   Exempt Loan Payments.

      (a) Payments of principal and interest on any Exempt Loan during a Plan Year shall be made by the Trustee (as directed by the Administrator) only from
(1) Employee Stock Ownership contributions to the Trust made to meet the Plan's obligation under an Exempt Loan (other than contributions of Employer Securities) and from any earnings attributable to Employer Securities held as collateral for an Exempt Loan and investments of such contributions (both received during or prior to the Plan Year); (2) the proceeds of a subsequent Exempt Loan made to repay a prior Exempt Loan; and (3) the proceeds of the sale of any Employer Securities held as collateral for an Exempt Loan. Such contribution and earnings shall be accounted for separately by the Plan until the Exempt Loan is repaid.

      (b) Employer Securities released by reason of the payment of principal or interest on an Exempt Loan from amounts allocated to Participants' Employee Stock Ownership Accounts shall be allocated as set forth in Section 5.5.

      (c) The Employer shall contribute to the Trust sufficient amounts to enable the Trust to pay principal and interest on any such Exempt Loans as they are due, provided however that no such contribution shall exceed the limitations in Section 5.6. In the event that such contributions by reason of the limitations in Section 5.6 are insufficient to enable the Trust to pay principal and interest on such Exempt Loan as it is due, then upon the Trustee's request the Employer or an affiliated corporation shall:

      (1) Make an Exempt Loan to the Trust in sufficient amounts to meet such principal and interest payments. Such new Exempt Loan shall be subordinated to the prior Exempt Loan. Securities released from the pledge of the prior Exempt Loan shall be pledged as collateral to secure the new Exempt Loan. Such Employer Securities will be released from this new pledge and allocated to the Employee Stock Ownership Accounts of the Participants in accordance with applicable provisions of the Plan;

      (2) Purchase any Employer Securities pledged as collateral in an amount necessary to provide the Trustee with sufficient funds to meet the principal and interest repayments. Any such sale by the Plan shall meet the requirements of Section 408(e) of ERISA; or

      (3) Any combination of the foregoing. However, the Employer shall not, pursuant to the provisions of this subsection, do, fail to do or cause to be done any act or thing which would result in a disqualification of the Plan as an Employee Stock Ownership Plan under the Code.

      (d) Except as provided in Section 8.1 above and notwithstanding any amendment to or termination of the Plan which causes it to cease to qualify as an Employee Stock Ownership plan within the meaning of Section 4975(e)(7) of the Code, or any repayment of an Exempt Loan, no shares of Employer Securities acquired with the proceeds of an Exempt Loan obtained by the Trust to purchase Employer Securities may be subject to a put, call or other option, or buy-sellor similar arrangement while such shares are held by the Plan or when such Shares are distributed from the Plan.

      8.7   Put Option.

      If a Participant exercises a put option (as set forth in Section 8.1) with respect to Employer Securities that were distributed as part of a total distribution pursuant to which a Participant's Employee Stock Ownership Account is distributed to him in a single taxable year, the Employer or the Plan may elect to pay the purchase price of the Employer Securities over a period not to exceed five years. Such payments shall be made in substantially equal installments not less frequently than annually over a period beginning not later than 30 days after the exercise of the put option. Reasonable interest shall be paid to the Participant with respect to the unpaid balance of the purchase price and adequate security shall be provided with respect thereto. In the event that a Participant exercises a put option with respect to Employer Securities that are distributed as part of an installment distribution, the amount to be paid for such securities shall be paid not later than 30 days after the exercise of the put option.

      8.8   Diversification Requirements

      Each Participant who has completed at least 10 years of participation in the Plan and has attained age 55 may elect within 90 days after the close of each Plan Year during his "qualified election period" to direct the Plan as to the investment of at least 25% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this
Section 8.8 had been made). For purposes of this Section 8.8, the term "qualified election period" shall mean the five-Plan Year period beginning with the Plan Year after the Plan Year in which the Participant attains age 55 (or, if later, beginning with the Plan Year after the first Plan Year in which the Employee first completes at least 10 years of participation in the Plan). In the case of the Employee who has attained age 60 and completed 10 years of participation in the prior Plan Year and in the case of the election year in which any other Participant who has met the minimum age and service requirements for diversification can make his last election hereunder, he shall be entitled to direct the Plan as to the investment of at least 50% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this Section 8.8 had been made). The Plan shall make available at least three investment options (not inconsistent with regulations prescribed by the Department of Treasury) to each Participant making an election hereunder. The Plan shall be deemed to have met the requirements of this Section if the portion of the Participant's Employee Stock Ownership Account covered by the election hereunder is distributed to the Participant or his designated Beneficiary within 90 days after the period during which the election may be made. In the absence of such a distribution, the Trustee shall implement the Participant's election within 90 days following the expiration of the qualified election period.

      8.9   Independent Appraiser.

      An independent appraiser meeting the requirements of Code 170(a)(1) shall value the Employer Securities in those Plan Years when such securities are not readily tradable on an established securities market.

      8.10  Limitation on Allocations.

      In the event that the Trustee acquires shares of Employer Securities in a transaction to which section 1042 of the Code applies, such Shares shall not be allocated, directly or indirectly, to any Participant described in Section 409(n)(1) of the Code for the duration of the "nonallocation period" (as defined in Section 409(n)(3)(C) of the Code). Where any shares of Employer Securities are prevented from being allocated due to he prohibition contained in this section the allocation of contributions otherwise provided under Section 5.5 shall be adjusted to reflect such result.

                                   ARTICLE IX
                           PAYMENTS AND DISTRIBUTIONS

      9.1   Payments on Termination of Service -- In General.

      All benefits provided under this Plan shall be funded by the value of a Participant's vested interest in the Fund. As soon as practicable after a Participant's Retirement, death or termination of Service, the Administrator shall ascertain the value of his vested interest in the Fund, as provided in
Article V, and the Administrator shall hold or dispose of the same in accordance with the following provisions of this Article IX.

      9.2   Commencement of Payments.

      (a) Distributions upon Retirement or Death. Upon a Participant's Retirement or Death, payment of benefits under this Plan shall, unless the Participant otherwise elects (in accordance with Section 9.3), commence no later than six months after the close of the Plan Year in which occurs the date of the Participant's Retirement or death.

      (b) Distribution following Termination of Service. Unless a Participant elects otherwise, if a Participant terminates Service prior to Retirement or death, he shall be accorded an opportunity to commence receipt of distributions from his Accounts within six months after the Valuation Date next following the date of his termination of service. A Participant who terminates Service with a deferred vested benefit shall be entitled to receive from the Administrator a statement of his benefits. In the event that a Participant elects not to commence receipt of distributions from his Accounts in accordance with this
Section 9.2(b), after the Participant incurs a Break, the Administrator shall transfer his deferred vested interest to a distribution account. If a Participant's vested Employer Account does not exceed (or at the time of any prior distribution did not exceed) $5,000, the Plan Administrator may distribute the vested portion of his Employer Account as soon as administratively feasible without the consent of the Participant or his spouse.

      (c) Distribution of Accounts Greater Than $5,000. If the value of a Participant's vested Account balance exceeds (or at the time of any prior distribution exceeded) $5,000 (o $5,000 for Plan Years beginning August 5,
1997), and the Account balance is immediately distributable, the Participant must consent to any distribution of such Account balance. The Plan Administrator shall notify the Participant of the right to defer any distribution until the Participant's Account balance is no longer immediately distributable. The consent of the Participant shall not be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Code Section 415.

      9.3   Mandatory Commencement of Benefits.

      (a) Unless a Participant elects otherwise, in writing, distribution of benefits will begin no later than the 60th day after the latest of the close of the Plan Year in which (i) the Participant attains age 65, (ii) occurs the tenth anniversary of the year in which the Participant commenced participation in the Plan Year, or (iii) the Participant terminates Service with the Employer.

      (b) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, as of the first distribution calendar year, distributions, if not made in a lump sum, may be made only over one of the following periods (or a combination thereof):

      (i)   the life of the Participant,

      (ii)  the life of the Participant and the designated beneficiary,

      (iii) a period certain not extending beyond the life expectancy of the Participant, or

      (iv) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated beneficiary.

      (c) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, if the participant's interest is to be distributed in other than a lump sum, the following minimum distribution rules shall apply on or after the required beginning date:

      (i) If a Participant's benefit is to be distributed over (1) a period not extending beyond the life expectancy of the Participant or the joint life and last survivor expectancy of the Participant and the Participant's designated beneficiary or (2) a period not extending beyond the life expectancy of the designated beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the Participant's benefit by the applicable life expectancy.

      (ii) The amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the Participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the Participant's spouse is not the designated beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of section 1.401(a)(9)-2 of the Proposed Regulations. Distributions after the death of the participant shall be distributed using the applicable life expectancy in sub-section (iii) above as the relevant divisor without regard to Proposed Regulations 1.401(a)(9)-2.

      (iii) The minimum distribution required for the Participant's first distribution calendar year must be made on or before the Participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the employee's required beginning date occurs, must be made on or before December 31 of the distribution calendar year.

      (d) If a Participant dies after a distribution has commenced in accordance with Section 8.3(b) but before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed to his Beneficiary at least as rapidly as under the method of distribution in effect as of the date of his death.

      (e) If a Participant shall die before the distribution of his interest in the Plan has begun, the entire interest of the Participant shall be distributed by December 31 of the calendar year containing the fifth anniversary of the death of the Participant, except in the following events:

      (i) If any portion of the Participant's interest is payable to (or for the benefit of) a designated beneficiary over a period not extending beyond the life expectancy of such beneficiary and such distributions begin not later than December 31 of the calendar year immediately following the calendar year in which the Participant died.

      (ii) If any portion of the Participant's interest is payable to (or for the benefit of) the Participant's spouse over a period not extending beyond the life expectancy of such spouse and such distributions begin no later than December 31 of the calendar year in which the Participant would have attained age 70-1/2.

            If the Participant has not made a distribution election by the time of his death, the Participant's designated beneficiary shall elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this Article or (2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the Participant. If the Participant has no designated beneficiary, or if the designated beneficiary does not elect a method of distribution, distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

      (f) For purposes of this Article, the life expectancy of a Participant and his spouse may be redetermined but not more frequently than annually. The life expectancy (or joint and last survivor expectancy) shall be calculated using the attained age of the Participant (or designated beneficiary) as of the Participant's (or designated beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated, such succeeding calendar year. Unless otherwise elected by the Participant (or his spouse, if applicable) by the time distributions are required to begin, life expectancies shall be recalculated annually. Any such election not to recalculate shall be irrevocable and shall apply to all subsequent years. The life expectancy of a nonspouse beneficiary may not be recalculated.

      (g) For purposes of Section 9.3(b) and 9.3(e), any amount paid to a child shall be treated as if it had been paid to a surviving spouse if such amount will become payable to the surviving spouse upon such child reaching majority (or other designated event permitted under regulations).

      (h) For distributions beginning before the Participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the Participant's required beginning date. For distributions beginning after the Participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to this Article.

      9.4   Required Beginning Dates.

      The required beginning date of a Participant is the first day of April of the calendar year following the later of (1) calendar year in which the participant attains age 70-1/2 or (2) the calendar year in which the Participant terminated his employment, unless he is a 5% owner (as defined in Section 416) with respect to the Plan Year ending in the calendar year in which he attains age 70-1/2, in which case clause (2) shall not apply.

      9.5   Form of Payment.

      Each Participant's vested interest shall be distributed in a lump sum payment. Notwithstanding the preceding sentence, but subject to Section 9.3, the Administrator may not distribute a lump sum when the present value of a Participant's total Account balances is in excess of $5,000 without the Participant's consent. This form of payment shall be the normal form of distribution provided, however, that in the event that the Administrator must commence distributions with respect to an Employee who has attained age 70-1/2 and is still employed by the Employer, if the Employee does not elect a lump sum distribution, payments shall be made in installments in such amounts as shall satisfy the minimum distribution rules of Section 9.3.

      9.6   Payments Upon Termination of Plan.

      Upon termination of this Plan pursuant to Sections 13.2, 13.4, 13.5 or 13.6, the Administrator shall continue to perform its duties and the Trustee shall make all payments upon the following terms, conditions and provisions: All interests of Participants shall immediately become fully vested; the value of the interests of all Participants shall be determined within 60 days after such termination, and the Administrator shall have the same powers to direct the Trustee in making payments as contained in Sections 9.1 and 13.5.

      9.7   Distributions Pursuant to Qualified Domestic Relations Orders.

      Upon receipt of a domestic relations order, the Administrator shall notify promptly the Participant and any alternate payee of receipt of the order and the Plan's procedure for determining whether the order is a Qualified Domestic Relations Order. While the issue of whether a domestic relations order is a Qualified Domestic Relations Order is being determined, if the benefits would otherwise be paid, the Administrator shall segregate in a separate account in the Plan the amounts that would be payable to the alternate payee during such period if the order were a Qualified Domestic Relations Order. If within 18 months the order is determined to be a Qualified Domestic Relations Order, the amounts so segregated, along with the interest or investment earnings attributable thereto shall be paid to the alternate payee. Alternatively, if within 18 months, it is determined that the order is not a Qualified Domestic Relations Order or if the issue is still unresolved, the amounts segregated under this Section 9.6, with the earnings attributable thereto, shall be paid to the Participant or Beneficiary who would have been entitled to such amounts if there had been no order. The determination as to whether the order is qualified shall be applied prospectively. Thus, if the Administrator determines that the order is a Qualified Domestic Relations Order after the 18-month period, the Plan shall not be liable for payments to the alternative payee for the period before the order is determined to be a Qualified Domestic Relations Order.

      9.8   Cash-Out Distributions

      If a Participant receives a distribution of the entire present value of his vested Account balances under this Plan because of the termination of his participation in the Plan, the Plan shall disregard a Participant's Service with respect to which such cash-out distribution shall have been made, in computing his accrued benefit under the Plan in the event that a Former Participant shall again become an Employee and become eligible to participate in the Plan. Such a distribution shall be deemed to be made on termination of participation in the Plan if it is made not later than the close of the second Plan Year following the Plan Year in which such termination occurs. The forfeitable portion of a Participant's accrued benefit shall be restored upon repayment to the Plan by such former Participant of the full amount of the cash-out distribution, provided that the former Participant again becomes an Employee. Such repayment must be made by the Employee not later than the end of the five-year period beginning with the date of the distribution. Forfeitures required to be restored by virtue of such repayment shall be restored from the following sources in the following order of preference: (i) current forfeitures; (ii) additional employee stock ownership contributions, as appropriate and as subject to Section 5.6; and (iii) investment earnings of the Fund. In the event that a Participant's interest in the Plan is totally forfeitable, a Participant shall be deemed to have received a distribution of zero upon his termination of Service. In the event of a return to Service within five years of the date of his deemed distribution, the Participant shall be deemed to have repaid his distribution in accordance with the rules of this Section 9.8.

      9.9   ESOP Distribution Rules.

      Notwithstanding any provision of this Article IX to the contrary, the distribution of a Participant's Employee Stock Ownership Account (unless the Participant elects otherwise in writing), shall commence as soon as administratively feasible as of the first Valuation Date coincident with or next following his death, disability or termination of Service, but not later than one year after the close of the Plan Year in which the Participant separates from Service by reason of the attainment of his Normal Retirement Date, disability, death or separation from Service. In addition, all distributions hereunder shall, to the extent that the Participant's Account is invested in Employer Securities, be made in the form of Employer Securities. Fractional shares, however, may be distributed in the form of cash.

      9.10  Withholding.

      (a) Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Article IX, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an "eligible rollover distribution" paid directly to an "eligible retirement plan" specified by the distributee in a "direct rollover."

      (b) For purposes of this Section 9.10, an "eligible rollover distribution" is any distribution of all or any portion of the balance to the credit of the distributee, except that an "eligible rollover distribution" does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of 10 years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer Securities).

      (c) For purposes of this Section 9.10, an "eligible retirement plan" is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an "eligible rollover distribution" to the surviving spouse, an "eligible retirement plan" is an individual retirement account or individual retirement annuity.

      (d) For purposes of this Section 9.10, a distributee includes a Participant or former Participant. In addition, the Participant's or former Participant's surviving spouse and the Participant's or former Participant's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are "distributees" with regard to the interest of the spouse or former spouse.

      (e) For purposes of this Section 9.10, a "direct rollover" is a payment by the Plan to the "eligible retirement plan" specified by the distributee.

      9.11  Waiver of 30-day Notice.

      If a distribution is one to which sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required under Section 1.411(a)-11(c) of the Income Tax Regulations is given, provided that: (1) the Plan Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

                                    ARTICLE X
                     PROVISIONS RELATING TO TOP-HEAVY PLANS

      10.1  Top-Heavy Rules to Control.

      Anything contained in this Plan to the contrary notwithstanding, if for any Plan Year the Plan is a top-heavy plan, as determined pursuant to Section 416 of the Code, then the Plan must meet the requirements of this Article X for such Plan Year.

      10.2  Top-Heavy Plan Definitions.

      Unless a different meaning is plainly implied by the context, the following terms as used in this Article X shall have the following meanings:

      (a) "Accrued Benefit" shall mean the account balances or accrued benefits of an Employee, calculated pursuant to Section 10.3.

      (b) "Determination Date" shall mean, with respect to any particular Plan Year of this Plan, the last day of the preceding Plan Year (or, in the case of the first Plan Year of the Plan, the last day of the first Plan Year). In addition, the term "Determination Date" shall mean, with respect to any particular plan year of any plan (other than this Plan) in a Required Aggregation Group or a Permissive Aggregation Group, the last day of the plan year of such plan which falls within the same calendar year as the Determination Date for this Plan.

      (c) "Employer" shall mean the Employer (as defined in Section 1.1(q)) and any entity which is (1) a member of a controlled group including such Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code), (2) in a group of trades or businesses under common control with such Employer, while it is under common control (within the meaning of Section 414(c) of the Code), and (3) a member of an affiliated service group including such Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code).

      (d) "Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who, at any time during the Plan Year or during the four immediately preceding Plan Years is one of the following:

      (1) An officer of the Employer who has compensation greater than 50% of the amount in effect under Code 415(b)(1)(A) for the Plan Year; provided, however, that no more than 50 Employees (or, if lesser, the greater of three or 10% of the Employees) shall be deemed officers;

      (2) One of the 10 Employees having annual compensation (as defined in Section 415 of the Code) in excess of the limitation in effect under Section

            415(c)(1)(A) of the Code, and owning (or considered as owning, within the meaning of Section 318 of the Code) the largest interests in the Employer;

      (3) Any Employee owning (or considered as owning, within the meaning of Section 318 of the Code) more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer; or

      (4) Any Employee having annual compensation (as defined in Section 415 of the Code) of more than $150,000 and who would be described in
            Section 10.2(d)(3) if "1%" were substituted for "5%" wherever the latter percentage appears.

            For purposes of applying Section 318 of the Code to the provisions of this Section 10.2(d), Section 318(a)(2)(C) of the Code shall be applied by substituting "5%" for "50%" wherever the latter percentage appears. In addition, for purposes of this Section 10.2(d), the provisions of Section 414(b), (c) and (m) shall not apply in determining ownership interests in the Employer. However, for purposes of determining whether an individual has compensation in excess of $150,000, or whether an individual is a Key Employee under Section 10.2(d)(1) and (2), compensation from each entity required to be aggregated under Sections 414(b), (c) and (m) of the Code shall be taken into account. Notwithstanding anything contained herein to the contrary, all determinations as to whether a person is or is not a Key Employee shall be resolved by reference to Section 416 of the Code and any rules and regulations promulgated thereunder.

      (e) "Non-Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who is not considered to be a Key Employee with respect to this Plan.

      (f) "Permissive Aggregation Group" shall mean all plans in the Required Aggregation Group and any other plans maintained by the Employer which satisfy Sections 401(a)(4) and 410 of the Code when considered together with the Required Aggregation Group.

      (g) "Required Aggregation Group" shall mean each plan (including any terminated plan) of the Employer in which a Key Employee is (or in the case of a terminated plan, had been) a Participant in the Plan Year containing the Determination Date or any of the four preceding Plan Years, and each other plan of the Employer which enables any plan of the Employer in which a Key Employee is a Participant to meet the requirement of Sections 401(a)(4) and 410 of the Code.

      10.3  Calculation of Accrued Benefits.

      (a) An Employee's Accrued Benefit shall be equal to:

      (1) With respect to this Plan or any other defined contribution plan (other than a defined contribution pension plan) in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the respective plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions actually made after the valuation date but before the Determination Date (and, in the first plan year of a plan, also including any contributions made after the Determination Date which are allocated as of a date in the first plan year).

      (2) With respect to any defined contribution pension plan in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions which have not actually been made, but which are due to be made as of the Determination Date.

      (3) With respect to any defined benefit plan in a Required Aggregation Group or a Permissive Aggregation Group, the present value of the Employee's accrued benefits under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, pursuant to the actuarial assumptions used by such plan, and calculated as if the Employee terminated Service under such plan as of the valuation date (except that, in the first plan year of a plan, a current Participant's estimated Accrued Benefit Plan as of the Determination Date shall be taken into account).

      (4) If any individual has not performed services for the Employer maintaining the Plan at any time during the five-year period ending on the Determination Date, any Accrued Benefit for such individual shall not be taken into account.

      (b) The Accrued Benefit of any Employee shall be further adjusted as follows:

      (1) The Accrued Benefit shall be calculated to include all amounts attributable to both Employer and Employee contributions, but shall exclude amounts attributable to voluntary deductible Employee contributions, if any.

      (2) The Accrued Benefit shall be increased by the aggregate distributions made with respect to an Employee under the plan or plans, as the case may be, during the five-year period ending on the Determination Date.

      (3) Rollover and direct plan-to-plan transfers shall be taken into account as follows:

            (A) If the transfer is initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another unrelated employer, the transferring plan shall continue to count the amount transferred; the receiving plan shall not count the amount transferred.

            (B) If the transfer is not initiated by the Employee or is made between plans maintained by related employers, the transferring plan shall no longer count the amount transferred; the receiving plan shall count the amount transferred.

      (c) If any individual has not performed services for the Employer at any time during the five-year period ending on the Determination Date, any accrued benefit for such individual (and the account of such individual) shall not be taken into account.

      10.4  Determination of Top-Heavy Status.

      This Plan shall be considered to be a top-heavy plan for any Plan Year if, as of the Determination Date, the value of the Accrued Benefits of Key Employees exceeds 60% of the value of the Accrued Benefits of all eligible Employees under the Plan. Notwithstanding the foregoing, if the Employer maintains any other qualified plan, the determination of whether this Plan is top-heavy shall be made after aggregating all other plans of the Employer in the Required Aggregation Group and, if desired by the Employer as a means of avoiding top-heavy status, after aggregating any other plan of the Employer in the Permissive Aggregation Group. If the required Aggregation Group is top-heavy, then each plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would not otherwise be deemed to be top-heavy. Conversely, if the Permissive Aggregation Group is not top-heavy, then no plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would otherwise be deemed to be top-heavy. In no event shall a plan included in a top-heavy Permissive Aggregation Group be deemed a top-heavy plan unless such plan is also included in a top-heavy Required Aggregation Group.

      10.5  Determination of Super Top-Heavy Status.

      The Plan shall be considered to be a super top-heavy plan if, as of the Determination Date, the Plan would meet the test specified in Section 10.4 above for classification as a top-heavy plan, except that "90%" shall be substituted for "60%" whenever the latter percentage appears.

      10.6  Minimum Contribution.

      (a) For any year in which the Plan is top-heavy, each Non-Key Employee who has met the age and service requirements, if any, contained in the Plan, shall be entitled to a minimum contribution (which may include forfeitures otherwise allocable) equal to a percentage of such Non-Key Employee's compensation (as defined in Section 415 of the Code) as follows:

      (1) If the Non-Key Employee is not covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 3% of such Non-Key Employee's compensation.

      (2) If the Non-Key Employee is covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 5% of such Non-Key Employee's compensation.

      (b) Notwithstanding the foregoing, the minimum contribution otherwise allocable to a Non-Key Employee under this Plan shall be reduced in the following circumstances:

      (1) The percentage minimum contribution required under this Plan shall in no event exceed the percentage contribution made for the Key Employee for whom such percentage is the highest for the Plan Year after taking into account contributions under other defined contribution plans in this Plan's Required Aggregation Group; provided, however, that this Section 10.7(b)(1) shall not apply if this Plan is included in a Required Aggregation Group and this Plan enables a defined benefit plan in such Required Aggregation Group to meet the requirements of Section 401(a)(4) or 410 of the Code.

      (2) No minimum contribution shall be required (or the minimum contribution shall be reduced, as the case may be) for a Non-Key Employee under this Plan for any Plan Year if the Employer maintains another qualified plan under which a minimum benefit or contribution is being accrued or made on account of such Plan Year, in whole or in part, on behalf of the Non-Key Employee, in accordance with Section 416(c) of the Code.

      (c) For purposes of this Section 10.6, there shall be disregarded (1) any Employer contributions attributable to a salary reduction or similar arrangement, or (2) any Employer contributions to or any benefits under Chapter 21 of the Code (relating to the Federal Insurance Contributions Act), Title II of the Social Security Act, or any other federal or state law.

      (d) For purposes of this Section 10.6, minimum contributions shall be required to be made on behalf of only those Non-Key Employees, as described in
Section 10.7(a), who have not terminated Service as of the last day of the Plan Year. If a Non-Key Employee is otherwise entitled to receive a minimum contribution pursuant to this Section 10.6(d), the fact that such Non-Key Employee failed to complete 1,000 Hours of Service or failed to make any mandatory or elective contributions under this Plan, if any are so required, shall not preclude him from receiving such minimum contribution.

      10.7  Maximum Benefit Limitation.

      For any Plan Year in which the Plan is a top-heavy plan, Section 5.6(d)(1)(B)(i) and Section 5.6(d)(2)(B)(i)shall be read by substituting "1.0" for "1.25" wherever the latter figure appears; provided, however, that such substitution shall not have the effect of reducing any benefit accrued under a defined benefit plan prior to the first day of the plan year in which this
Section 10.8 becomes applicable.

      10.8  Vesting.

      (a) For any Plan Year in which the Plan is a top-heavy plan, a Participant's Employer account shall continue to vest according to the schedule set forth in Section 7.2.

      (b) For purposes of Section 10.8(a), the term "year of service" shall have the same meaning as set forth in Section 1.1(kk), as modified by Section 3.2

      (c) If for any Plan Year the Plan becomes top-heavy and the vesting schedule set forth in Section 10.8(a) becomes effective, then, even if the Plan ceases to be top-heavy in any subsequent Plan Year, the vesting schedule set forth in Section 10.8(a) shall remain applicable with respect to any Participant who has completed 3 Years of Service.

                                   ARTICLE XI
                                 ADMINISTRATION

      11.1 Appointment of Administrator.

      This Plan shall be administered by a committee consisting of up to five persons, whether or not Employees or Participants, who shall be appointed from time to time by the Board of Directors to serve at its pleasure. The Sponsor may require that each person appointed as an Administrator shall signify his acceptance by filing an acceptance with the Sponsor. The term "Administrator" as used in this Plan shall refer to the members of the committee, either individually or collectively, as appropriate. In the event that the Sponsor shall elect not to appoint any individuals to constitute a committee to administer the Plan, the Sponsor shall serve as the Administrator hereunder.

      11.2  Resignation or Removal of Administrator.

      An Administrator shall have the right to resign at any time by giving notice in writing, mailed or delivered to the Employer and to the Trustee. Any Administrator who was an employee of the Employer at the time of his appointment shall be deemed to have resigned as an Administrator upon his termination of Service. The Board of Directors may, in its discretion, remove any Administrator with or without cause, by giving notice in writing, mailed or delivered to the Administrator and to the Trustee.

      11.3  Appointment of Successors:  Terms of Office, Etc.

      Upon the death, resignation or removal of an Administrator, the Employer may appoint, by Board of Directors' resolution, a successor or successors. Notice of termination of an Administrator and notice of appointment of a successor shall be made by the Employer in writing, with copies mailed or delivered to the Trustee, and the successor shall have all the rights and privileges and all of the duties and obligations of the predecessor.

      11.4  Powers and Duties of Administrator.

      The Administrator shall have the following duties and responsibilities in connection with the administration of this Plan:

      (a) To promulgate and enforce such rules, regulations and procedures as shall be proper for the efficient administration of the Plan, such rules, regulations and procedures to apply uniformly to all Employees, Participants and Beneficiaries;

      (b) To determine all questions arising in the administration, interpretation and application of the Plan, including questions of eligibility and of the status and rights of Participants, Beneficiaries and any other persons hereunder;

      (c) To decide any dispute arising hereunder strictly in accordance with the terms of the Plan; provided, however, that no Administrator shall participate in any matter involving any questions relating solely to his own participation or benefits under this Plan;

      (d) To advise the Employer and the Trustee regarding the known future needs for funds to be available for distribution in order that the Trustee may establish investments accordingly;

      (e) To correct defects, supply omissions and reconcile inconsistencies to the extent necessary to effectuate the Plan;

      (f) To advise the Employer of the maximum deductible contribution to the Plan for each fiscal year;

      (g) To direct the Trustee concerning all payments which shall be made out of the Fund pursuant to the provisions of this Plan;

      (h) To advise the Trustee on all terminations of Service by Participants, unless the Employer has so notified the Trustee;

      (i) To confer with the Trustee on the settling of any claims against the Fund;

      (j) To make recommendations to the Board of Directors with respect to proposed amendments to the Plan and the Trust Agreement;

      (k) To file all reports with government agencies, Employees and other parties as may be required by law, whether such reports are initially the obligation of the Employer, the Plan or the Trustee; and

      (l) To have all such other powers as may be necessary to discharge its duties hereunder.

      Reasonable discretion is granted to the Administrator to affect the benefits, rights and privileges of Participants, Beneficiaries or other persons affected by this Plan. The Administrator shall exercise reasonable discretion under the terms of this Plan and shall administer the Plan strictly in accordance with its terms, such administration to be exercised uniformly so that all persons similarly situated shall be similarly treated.

      11.5  Action by Administrator.

      The Administrator may elect a Chairman and Secretary from among its members and may adopt rules for the conduct of its business. A majority of the members then serving shall constitute a quorum for the transaction of business. All resolutions or other action taken by the Administrator shall be by vote of a majority of those present at such meeting and entitled to vote. Resolutions may be adopted or other action taken without a meeting upon written consent signed by at least a majority of the members. All documents, instruments, orders, requests, directions, instructions and other papers shall be executed on behalf of the Administrator by either the Chairman or the Secretary of the Administrator, if any, or by any member or agent of the Administrator duly authorized to act on the Administrator's behalf.

      11.6  Participation by Administrators.

      No Administrator shall be precluded from becoming a Participant in the Plan if he would be otherwise eligible, but he shall not be entitled to vote or act upon matters or to sign any documents relating specifically to his own participation under the Plan, except when such matters or documents relate to benefits generally. If this disqualification results in the lack of a quorum, then the Board of Directors shall appoint a sufficient number of temporary Administrators who shall serve for the sole purpose of determining such a question.

      11.7  Agents.

      The Administrator may employ agents and provide for such clerical, legal, actuarial, accounting, medical, advisory or other services as it deems necessary to perform its duties under this Plan. The cost of such services and all other expenses incurred by the Administrator in connection with the administration of the Plan shall be paid from the Fund, unless paid by the Employer.

      11.8  Allocation of Duties.

      The duties, powers and responsibilities reserved to the Administrator may be allocated among its members so long as such allocation is pursuant to written procedures adopted by the Administrator, in which case, except as may be required by the Act, no Administrator shall have any liability, with respect to any duties, powers or responsibilities not allocated to him, for the acts of omissions of any other Administrator.

      11.9  Delegation of Duties.

      The Administrator may delegate any of its duties to other employees of the Employer, to the Trustee with its consent, or to any other person or firm, provided that the Administrator shall prudently choose such agents and rely in good faith on their actions.

      11.10 Administrator's Action Conclusive.

      Any action on matters within the authority of the Administrator shall be final and conclusive except as provided in Article XII.

      11.11 Compensation and Expenses of Administrator.

      No Administrator who is receiving compensation from the Employer as a full-time employee, as a director or agent, shall be entitled to receive any compensation or fee for his services hereunder. Any other Administrator shall be entitled to receive such reasonable compensation for his services as an Administrator hereunder as may be mutually agreed upon between the Employer and such Administrator. Any such compensation shall be paid from the Fund, unless paid by the Employer. Each Administrator shall be entitled to reimbursement by the Employer for any reasonable and necessary expenditures incurred in the discharge of his duties.

      11.12 Records and Reports.

      The Administrator shall maintain adequate records of its actions and proceedings in administering this Plan and shall file all reports and take all other actions as it deems appropriate in order to comply with the Act, the Code and governmental regulations issued thereunder.

      11.13 Reports of Fund Open to Participants.

      The Administrator shall keep on file, in such form as it shall deem convenient and proper, all annual reports of the Fund received by the Administrator from the Trustee, and a statement of each Participant's interest in the Fund as from time to time determined. The annual reports of the Fund and the statement of his own interest in the Fund, as well as a complete copy of the Plan and the Trust Agreement and copies of annual reports to the Internal Revenue Service, shall be made available by the Administrator to the Employer for examination by each Participant during reasonable hours at the office of the Employer, provided, however, that the statement of a Participant's interest shall not be made available for examination by any other Participant.

      11.14 Named Fiduciary.

      The Administrator is the named fiduciary for purposes of the Act and shall be the designated agent for receipt of service of process on behalf of the Plan. It shall use ordinary care and diligence in the performance of its duties under this Plan. Nothing in this Plan shall preclude the Employer from indemnifying the Administrator for all actions under this Plan, or from purchasing liability insurance to protect it with respect to its duties under this Plan.

      11.15 Information from Employer.

      The Employer shall promptly furnish all necessary information to the Administrator to permit it to perform its duties under this Plan. The Administrator shall be entitled to rely upon the accuracy and completeness of all information furnished to it by the Employer, unless it knows or should have known that such information is erroneous.

      11.16 Reservation of Rights by Employer.

      Where rights are reserved in this Plan to the Employer, such rights shall be exercised only by action of the Board of Directors, except where the Board of Directors, by written resolution, delegates any such rights to one or more officers of the Employer or to the Administrator.

Subject to the rights reserved to the Board of Directors acting on behalf of the Employer as set forth in this Plan, no member of the Board of Directors shall have any duties or responsibilities under this Plan, except to the extent he shall be acting in the capacity of an Administrator or Trustee.

      11.17 Liability and Indemnification.

      (a) The Administrator shall perform all duties required of it under this Plan in a prudent manner. To the extent not prohibited by the Act, the Administrator shall not be responsible in any way for any action or omission of the Employer, the Trustee or any other fiduciaries in the performance of their duties and obligations set forth in this Plan and in the Trust Agreement. To the extent not prohibited by the Act, the Administrator shall also not be responsible for any act or omission of any of its agents, or with respect to reliance upon advice of its counsel (whether or not such counsel is also counsel to the Employer or the Trustee), provided that such agents or counsel were prudently chosen by the Administrator and that the Administrator relied in good faith upon the action of such agent or the advice of such counsel.

      (b) The Administrator shall not be relieved from responsibility or liability for any responsibility, obligation or duty imposed upon it under this Plan or under the Act. Except for its own gross negligence, willful misconduct or willful breach of the terms of this Plan, the Administrator shall be indemnified and held harmless by the Employer against liability or losses occurring by reason of any act or omission of the Administrator to the extent that such indemnification does not violate the Act or any other federal or state laws.

      11.18 Service as Trustee and Administrator.

      Nothing in this Plan shall prevent one or more Trustees from serving as Administrator under this Plan.

                                   ARTICLE XII
                                CLAIMS PROCEDURE

      12.1 Notice of Denial.

      If a Participant or his Beneficiary is denied any benefits under this Plan, either in whole or in part, the Administrator shall advise the claimant in writing of the amount of his benefit, if any, and the specific reasons for the denial. The Administrator shall also furnish the claimant at that time with a written notice containing:

      (a) A specific reference to pertinent Plan provisions;

      (b) A description of any additional material or information necessary for the claimant to perfect his claim, if possible, and an explanation of why such material or information is needed; and

      (c) An explanation of the Plan's claim review procedure.

      12.2  Right to Reconsideration.

      Within 60 days of receipt of the information described in 12.1 above, the claimant shall, if he desires further review, file a written request for reconsideration with the Administrator.

      12.3  Review of Documents.

      So long as the claimant's request for review is pending (including the 60-day period described in Section 12.2 above), the claimant or his duly authorized representative may review pertinent Plan documents and the Trust Agreement (and any pertinent related documents) and may submit issues and comments in writing to the Administrator.

      12.4  Decision by Administrator.

      A final and binding decision shall be made by the Administrator within 60 days of the filing by the claimant of his request for reconsideration; provided, however, that if the Administrator feels that a hearing with the claimant or his representative present is necessary or desirable, this period shall be extended an additional 60 days.

      12.5  Notice by Administrator.

      The Administrator's decision shall be conveyed to the claimant in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based.

                                  ARTICLE XIII
                       AMENDMENTS, TERMINATION AND MERGER

      13.1 Amendments.

      The Employer reserves the right at any time and from time to time, and retroactively if deemed necessary or appropriate by it, to the extent permissible under law, to conform with governmental regulations or other policies, to amend in whole or in part any or all of the provisions of this Plan, provided that:

      (a) No amendment shall make it possible for any part of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of Participants or their Beneficiaries under the Trust Agreement, except to the extent provided in Section 4.4;

      (b) No amendment may, directly or indirectly, reduce the vested portion of any Participant's interest as of the effective date of the amendment or change the vesting schedule with respect to the future accrual of Employer contributions for any Participants unless each Participant with three or more Years of Service with the Employer is permitted to elect to have the vesting schedule in effect before the amendment used to determine his vested benefit;

      (c) No amendment may eliminate an optional form of benefit;

      (d) No amendment may increase the duties of the Trustee without its consent; and

      (e) No amendment that shall change any of the following types of provisions shall be made more than once every six months, other than to comport with changes in the Code, the Act or the regulations thereunder: (i) any provision stating the amount and price of Employer Securities to be awarded to designated officers and directors or categories of officers and directors; (ii) any provisions specifying the timing of awards or allocations to officers and directors; (iii) any provision setting forth a formula that determines the amount, price and timing of allocations or awards, using objective criteria such as earnings of the issuer, value of the Employer Securities, Years of Service, job classification and Compensation levels.

      Amendments may be made in the form of Board of Directors' resolutions or separate written document. Copies of all amendments shall be delivered to the Trustee.

      13.2  Consolidation, Merger or Other Transactions of Employer.

      Nothing in this Plan shall prevent the consolidation, merger, reorganization or liquidation of the Employer, or prevent the sale by Employer of any or all of its property. Any successor corporation or other entity formed and resulting from any such transaction shall have the right to become a party to this Plan by adopting the same by resolution and by appointing a new Trustee as though the Trustee had resigned in accordance with the Trust Agreement, and by executing a proper supplemental agreement with the Trustee. If, within 180 days from the effective date of such transaction, such new entity does not become a party to this Plan as above provided, this Plan shall automatically be terminated and the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5.

      13.3  Consolidation or Merger of Trust.

      In the event of any merger or consolidation of the Fund with, or transfer in whole or in part of the assets and liabilities of the Fund to, another trust fund held under any other plan of deferred compensation maintained or to be established for the benefit of all or some of the Participants of this Plan, the assets of the Fund applicable to such Participants shall be transferred to the other trust fund only if:

      (a) Each Participant would receive a benefit under such successor trust fund immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer (determined as if this Plan and such transferee trust fund had then terminated);

      (b) Resolutions of the Board of Directors under this Plan, or of any new or successor employer of the affected Participants, shall authorize such transfer of assets, and, in the case of the new or successor employer of the affected Participants, its resolutions shall include an assumption of liabilities with respect to such Participants' inclusion in the new employer's plan; and

      (c) Such other plan and trust are qualified under Sections 401(a) and 501(a) of the Code.

      13.4  Bankruptcy or Insolvency of Employer.

      In the event of (a) the Employer's legal dissolution or liquidation by any procedure other than a consolidation or merger, (b) the Employer's receivership, insolvency, or cessation of its business as a going concern, or
(c) the commencement of any proceeding by or against the Employer under the federal bankruptcy laws, and similar federal or state statute, or any federal or state statute or rule providing for the relief of debtors, compensation of creditors, arrangement, receivership, liquidation or any similar event which is not dismissed within 30 days, this Plan shall terminate automatically on such date (provided, however, that if a proceeding is brought against the Employer for reorganization under Chapter 11 of the United States Bankruptcy Code or any similar federal or state statute, then this Plan shall terminate automatically if and when said proceeding results in a liquidation of the Employer, or the approval of any Plan providing therefor, or the proceeding is converted to a case under Chapter 7 of the Bankruptcy Code or any similar conversion to a liquidation proceeding under federal or state law including, but not limited to, a receivership proceeding). In the event of any such termination as provided in the foregoing sentence, the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5 hereof.

      13.5  Voluntary Termination.

The Board of Directors reserves the right to terminate this Plan at any time by giving to the Trustee and the Administrator notice in writing of such desire to terminate. The Plan shall terminate upon the date of receipt of such notice, the interests of all Participants shall become fully vested, and the Trustee shall make payments to each Participant or Beneficiary in accordance with
Section 9.5. Alternatively, the Employer, in its discretion, may determine to continue the Trust Agreement and to continue the maintenance of the Fund, in which event distributions shall be made upon the contingencies and in all the circumstances which would have been entitled such distributions on a fully vested basis, had there been no termination of the Plan.

      13.6 Partial Termination of Plan or Permanent Discontinuance of Contributions.

      In the event that a partial termination of the Plan shall be deemed to have occurred, or if the Employer shall discontinue completely its contributions hereunder, the right of each affected Participant to his interest in the Fund shall be fully vested. The Employer, in its discretion, shall decide whether to direct the Trustee to make immediate distribution of such portion of the Fund assets to the persons entitled thereto or to make distribution in the circumstances and contingencies which would have controlled such distributions if there had been no partial termination or discontinuance of contributions.

                                   ARTICLE XIV
                                  MISCELLANEOUS

      14.1  No Diversion of Funds.

      It is the intention of the Employer that it shall be impossible for any part of the corpus or income of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of the Participants or their Beneficiaries, except to extent that a return of the Employer's contribution is permitted under Section 4.4.

      14.2  Liability Limited.

      Neither the Employer nor the Administrator, nor any agents, employees, officers, directors or shareholders of any of them, nor the Trustee, nor any other person shall have any liability or responsibility with respect to this Plan, except as expressly provided herein.

      14.3  Incapacity.

      If the Administrator shall receive evidence satisfactory to it that a Participant or Beneficiary entitled to receive any benefit under the Plan is, at the time when such benefit becomes payable, a minor, or is physically or mentally incompetent to receive such benefit and to give a valid release therefor, and that another person or an institution is then maintaining or has custody of such Participant or Beneficiary, and that no guardian, committee or other representative of the estate of such Participant or Beneficiary shall have been duly appointed, the Administrator may direct the Trustee to make payment of such benefit otherwise payable to such Participant or Beneficiary, to such other person or institution, including a custodian under a Uniform Gifts to Minor Act, or corresponding legislation (who shall be an adult, a guardian of the minor or a trust company), and the release of such other person or institution shall be a valid and complete discharge for the payment of such benefit.

      14.4  Spendthrift Clause.

      Except as permitted by the Act or the Code, no benefits or other amounts payable under the Plan shall be subject in any manner to anticipation, sale, transfer, assignment, pledge, encumbrance, charge or alienation. If the Administrator determines that any person entitled to any payments under the Plan has become insolvent or bankrupt or has attempted to anticipate, sell, transfer, assign, pledge, encumber, charge or otherwise in any manner alienate any benefit or other amount payable to him under the Plan or that there is any danger of any levy or attachment or other court process or encumbrance on the part of any creditor of such person entitled to payments under the Plan against any benefit or other accounts payable to such person, the Administrator may, at any time, in its discretion, direct the Trustee to withhold any or all payments to such person under the Plan and apply the same for the benefit of such person, in such manner and in such proportion as the Administrator may deem proper.

      14.5  Benefits Limited to Fund.

      All contributions by the Employer to the Fund shall be voluntary, and the Employer shall be under no legal liability to make any such contributions. The benefits of this Plan shall be only as can be provided by the assets of the Fund, and no liability for the payment of benefits under the Plan or for any loss of assets due to any action or inaction of the Trustee shall be imposed upon the Employer.

      14.6  Cooperation of Parties.

      All parties to this Plan and any party claiming interest hereunder agree to perform any and all acts and execute any and all documents and papers which are necessary and desirable for carrying out this Plan or any of its provisions.

      14.7  Payments Due Missing Persons.

      The Administrator shall direct the Trustee to make a reasonable effort to locate all persons entitled to benefits under the Plan; however, notwithstanding any provision in the Plan to the contrary, if, after a period of five years from the date such benefit shall be due, any such persons entitled to benefits have not been located, their rights under the Plan shall stand suspended. Before this provision becomes operative, the Trustee shall send a certified letter to all such persons at their last known address advising them that their interest in benefits under the Plan shall be suspended. Any such suspended amounts shall be held by the Trustee for a period of three additional years (or a total of eight years from the time the benefits first became payable), and thereafter such amounts shall be reallocated among current Participants in the same manner that a current contribution would be allocated. However, if a person subsequently makes a valid claim with respect to such reallocated amounts and any earnings thereon, the Plan earnings or the Employer's contribution to be allocated for the year in which the claim shall be paid shall be reduced by the amount of such payment. Any such suspended amounts shall be handled in a manner not inconsistent with regulations issued by the Internal Revenue Service and Department of Labor.

      14.8  Governing Law.

      This Plan has been executed in the State of Oregon and all questions pertaining to its validity, construction and administration shall be determined in accordance with the laws of that State, except to the extent superseded by the Act.

      14.9  Nonguarantee of Employment.

      Nothing contained in this Plan shall be construed as a contract of employment between the Employer and any Employee, or as a right of any Employee to be continued in the employment of the Employer, or as a limitation of the right of the Employer to discharge any of its Employees, with or without cause.

      14.10 Counsel.

      The Trustee and the Administrator may consult with legal counsel, who may be counsel for the Employer and for the Administrator or the Trustee (as the case may be), with respect to the meaning or construction of this Plan and the Trust Agreement, their respective obligations or duties hereunder or with respect to any action or proceeding or any question of law, and they shall be fully protected with respect to any action taken or omitted by them in good faith pursuant to the advice of legal counsel.

      IN WITNESS WHEREOF, the Sponsor has caused this Plan to be executed by its duly authorized officer and its corporate seal to be affixed on this 6th day of October, 1997.

Attest:                              PIONEER BANK, FSB


/s/Jerry F. Aldape                   By: /s/Dan L. Webber
-------------------------                -------------------------------
Secretary                                Dan L. Webber
                                         President and Chief Executive Officer