Form 10-Q
period 1997-12-31
OREGON TRAIL FINANCIAL CORP
filed 1998-02-13
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1997

                                     OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE  ACT OF 1934

                        Commission File Number:  0-26556

                          OREGON TRAIL FINANCIAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Oregon                                  91-1829481
-----------------------------------------------------------------------
State or other jurisdiction of        (I.R.S. Employer or organization
incorporation                               Identification Number)


2055 First Street, Baker City, Oregon                     97814
----------------------------------------              --------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:   (541) 523-6327
                                                      --------------

Securities registered pursuant to Section 12(b)
 of the Act:                                              None

Securities registered pursuant to
 Section 12(g) of the Act:            Common Stock, Par value $.01 per share
                                      --------------------------------------
                                                   (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         As of January 31, 1998, there were issued 4,694,875 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

                         OREGON TRAIL FINANCIAL CORP.

                              TABLE OF CONTENTS

Part I.   Financial Information
-------   ---------------------
Item I.   Financial Statements (Unaudited)                     Page
                                                             --------
          Consolidated Statements of Financial Condition      2
          As of December 31, 1997 and March 31, 1997

          Consolidated Statements of Income (For the          3
          three months and nine months ended December 31, 1997 and 1996)

          Consolidated Statement of Shareholders Equity
          (For the nine months ended March 31, 1997 and
          for the nine months ended December 31, 1997)        4

          Consolidated Statements of Cash Flows (For the
          nine months ended December 31, 1997 and 1996)       5 - 6

          Notes to Consolidated Financial Statements          7 - 9

Item II.  Management s Discussion and Analysis of Financial
          Condition and Results of Operations                 10 - 16

Item III. Quantitative and Qualitative Disclosures about
          Market Risk                                         16

Part II.  Other Information
--------  -----------------

Item 1.   Legal Proceedings                                   17

Item 2.   Changes in Securities                               17

Item 3.   Defaults Upon Senior Securities                     17

Item 4.   Submission of Matters to a Vote of Security Holders 17

Item 5.   Other Information                                   17

Item 6.   Exhibits and Reports on Form 8-K                    17

Signatures                                                    18

                                 (1)

PART I.  ITEM 1.

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   AS OF DECEMBER 31, 1987 AND MARCH 31, 1997
                                (UNAUDITED)

                                                December 31,     March 31,
                                                   1997            1997
ASSETS

Cash (including interest earning accounts of
  $4,705,595 and $3,793,206)                   $   5,369,257  $  4,975,461
Securities available for sale, at fair value
  (amortized cost $76,098,496 and $35,850,256)    77,409,599    35,651,533
Securities held to maturity, at amortized cost
  fair value:  $13,928,245 and $15,391,851)       13,505,066    15,302,393
Loans receivable, net of allowance for loan
  losses of $823,906 and $725,089                150,131,920   138,880,914
Loans held for sale                                        0       428,200
Accrued interest receivable                        1,826,046     1,324,637
Premises and equipment, net                        5,309,134     4,640,848
Stock in Federal Home Loan Bank of Seattle,
  at cost                                          2,929,500     2,763,300
Other assets                                         568,602       245,380
                                                ------------  ------------
TOTAL ASSETS                                    $257,049,124  $204,212,666
                                                ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                               $ 77,824,508  $ 68,049,713
  Noninterest-bearing                               9,341,068     6,282,277
  Time certificates                               100,334,040   104,825,937
                                                 ------------  ------------
    Total deposits                                187,499,616   179,157,927

Securities sold under agreements to repurchase              0     1,430,853
Accrued expenses and other liabilities              2,891,168     1,119,465
Advances from Federal Home Loan Bank of Seattle             0       800,000
Advances from borrowers for taxes and insurance       201,780       678,208
                                                 ------------  ------------
Total liabilities                                 190,592,564   183,186,453

SHAREHOLDERS' EQUITY:

Preferred Stock - December 31, 1997;$.01
  Par Value; 1,000,000 shares authorized;
  no shares issued or outstanding
Common Stock - December 31, 1997; $.01 Par Value;      46,949             0
  50,000,000 shares authorized; 4,694,875
  shares issued, 4,332,699 shares outstanding
Additional Paid-In Capital                         45,780,909             0
Unearned Shares issued to Employee Stock
  Ownership Trust                                  (3,621,761)            0
Retained earnings                                  23,439,064    21,148,510
Unrealized gain (loss) on securities available        811,399      (122,297)
  available for sale, net of tax                 ------------  ------------

Total Shareholders' Equity                         66,456,560    21,026,213

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $257,049,124  $204,212,666
                                                 ============  ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   (2)

               OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                             Three Months Ended        Nine Months Ended
                               December 31,              December 31,
                             1997         1996         1997         1996

INTEREST INCOME
Interest and fees on
  loans receivable         $3,225,353   $3,001,002   $9,452,443   $8,828,423
Securities:
Mortgage-backed and
  related securities          676,774      685,742    1,983,430    2,141,998
U.S.  government and
  government agency           669,371      273,315    1,473,810      928,259
Other interest and
  dividends                   465,745       79,714      797,040      238,223
                           ----------    ---------   ----------   ----------
  Total interest income     5,037,243    4,039,773   13,706,723   12,136,903

INTEREST EXPENSE:
Deposits                    1,849,146    1,837,725    5,799,060    5,509,533
Securities sold under
  agreements to
  repurchase                   10,482       12,358       33,605       36,673
FHLB of Seattle advances       11,212        3,192      162,013       88,738
                           ----------    ---------   ----------   ----------
  Total interest expense    1,870,840    1,853,275    5,994,678    5,634,944

  Net interest income       3,166,403    2,186,498    7,712,045    6,501,959

Provision for Loan Losses      45,863       35,332      119,732       70,984

Net interest income
  after provision for
  loan losses               3,120,540    2,151,166    7,592,313    6,430,975

NONINTEREST INCOME:
Service charges on
  deposit accounts            189,414      152,798      526,345      448,350
Loan servicing fees            61,397       68,006      201,226      184,246
Net gain(loss) on
  trading securities                0       52,554            0       21,698
Other Income                   (5,690)     (14,575)      43,613      (30,777)
                           ----------    ---------   ----------   ----------
 Total noninterest
    income (expense)          245,121      258,783      771,184      623,517

NONINTEREST EXPENSES:
Employee compensation
  and benefits              1,099,857      720,008    2,692,002    2,122,899
Special SAIF assessment             0            0            0    1,146,387
Supplies, postage, and
  telephone                   120,202      102,010      344,513      286,060
Depreciation                   99,835       92,405      289,574      258,796
Occupancy and equipment       108,736       71,626      281,254      212,864
FDIC insurance premium         28,741       78,988       85,292      282,497
Customer account               75,508       63,316      211,715      223,182
Advertising                    68,408       28,698      192,421      194,323
Professional fees              42,998       36,739      111,408      115,771
Other                          92,884      108,083      290,298      315,443
                           ----------    ---------   ----------   ----------
  Total noninterest
    expenses                1,737,169    1,301,873    4,498,477    5,158,222

Income before income
  taxes                     1,628,492    1,108,076    3,865,020    1,896,270

Provision for Income
  Taxes                       714,678      426,345    1,574,466      730,921
                           ----------    ---------   ----------   ----------
NET INCOME                 $  913,814    $ 681,731   $2,290,554   $1,165,349
                           ==========    =========   ==========   ==========


Basic Earnings
  per share (1)                 $0.21                     $0.53
                           ==========                ==========

Weighted Average Number of
  Shares Outstanding (2)    4,319,431                 4,319,370

(1) Per share information for the prior periods is not presented as the Company did not until October 3, 1997. See Note 2.
(2) Shares outstanding for the quarter ended December 31, 1997 were used in the calculated shares outstanding for the quarter and nine months ended December 31, 1997.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                   (3)

                                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND DECEMBER 31, 1997
                                                     (UNAUDITED)
                                                                                  Unearned
                                                                                  gain (loss)
                                                                                  on securi-
                                       Addi-        ESOP                          ties avail-
                 Common     Common     tional       shares                        able for   Total
                 Stock      Stock      Paid-in      at               Retained     sale, net  shareholders'
                 Shares     Amount     Capital      Cost             Earnings     of tax     equity
Balance at
 June 30, 1996 (1)                                                   $20,050,916  ($46,672)   $20,004,244
Net Earnings                                                           1,097,594                1,097,594
Change in
 unrealized
 gain (loss)
 on securities
 available for
 sale, net
 of tax                                                                            (75,625)       (75,625)

Balance at
 March 31, 1997                                                      $21,148,510 ($122,297)   $21,026,213

Net earnings                                                           2,290,554                2,290,554
Change in
 unrealized
 gain (loss)
 on securities
 available for
 sale, net
 of tax                                                                            933,696        933,696
Issuance of
 Common Stock
 related to
 Conversion
 (See Note 2)   4,694,875    46,949    45,761,801                                              45,808,750
Shares acquired
 for ESOP        (375,590)                           (3,755,900)                               (3,755,900)
Adjustment to
 Paid in
 Capital for
 additional
 Conversion
 costs                                    (79,820)                                                (79,820)
Release of
 ESOP shares       13,414                  98,928       134,139                                   233,067
                ---------   -------   -----------   -----------    -----------    --------    -----------
Balance at
 December 31,
 1997           4,332,699   $46,949   $45,780,909   ($3,621,761)   $23,439,064    $811,399    $66,456,560
                =========   =======   ===========   ===========    ===========    ========    ===========

(1) At March 1997 the company changed to a March 31 fiscal year-end.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                  (4)

                 OREGON TRAIL FINANCIAL CORP.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (UNAUDITED)

                                                  31-Dec-97   31-Dec-96
                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                    $2,290,554   $1,165,349
ADJUSTMENTS TO RECONCILE NET EARNINGS TO         ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation of properties and equipment         289,574      258,796
   Amortization/Accretion of Premium Discount
     on invest.                                     (33,244)       2,365
   Amortization of deferred loan origination
     fees, net of deferred loan origination
     costs                                         (172,618)    (179,560)
   Provision for loan loss                          119,732       70,984
   Deferred taxes                                  (576,129)      17,242
   Amortization and accretion of discounts
     and premiums on loan                           (12,496)      (8,922)
   FHLB Dividends                                  (166,200)    (155,300)
   Net loss on trading securities                         0      (21,698)
   Origination of real estate loans held for
     sale                                        (1,527,640)    (586,782)
   Sale of real estate loans held for sale        1,955,840      586,782
   Gain on sale of fixed assets                     (50,269)      12,418
   Other, net                                        14,721       23,860
CHANGES IN ASSETS AND LIABILITIES
   Trading account securities                             0      192,962
   Interest receivable                             (501,409)      43,968
   Prepaid and other assets                         (55,401)     (19,759)
   Other liabilities                              1,489,161      (38,615)
                                                -----------   ----------
Net cash provided by operating activities         3,064,176    1,364,091
                                                -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan Originations                            (42,356,961) (32,136,538)
   Principal Repayments on Loans                 35,243,820   24,742,203
   Purchase of loans                             (4,072,484)    (329,472)
   Purchase of securities available for sale   (105,525,775)  (4,990,312)
   Maturity of securities available for sale     63,279,128    7,985,270
   Purchase of securities held to maturity          (30,013)      (3,375)
   Principle reductions of securities held
     to maturity                                  1,829,713    2,075,684
   Principle reductions of securities available
     for sale                                     2,029,278    2,455,843
   Sales of premises and equipment                  249,102      229,806
   Purchases of premises and equipment           (1,156,693)    (368,413)
                                                -----------   ----------
Net cash used by investing activities           (50,510,885)    (339,304)
                                                -----------   ----------

                                   (5)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in deposits                             8,341,689     (180,036)
   Change in retail repurchase agreements        (1,430,853)     (70,859)
   Change in advances from borrowers for
     taxes and insurance                           (476,427)    (847,423)
   Change in borrowings from FHLB                  (800,000)  (5,000,000)
   Proceeds from issuance of Common Stock        41,973,029            0
   Release of ESOP Shares                           233,067            0
Net cash(used) provided by financing            -----------   ----------
  activities                                     47,840,505   (6,098,318)
                                                -----------   ----------
Net (decrease)increase in cash                      393,796   (5,073,531)

Cash and cash equivalents at beginning of
  period                                          4,975,461   10,111,599
                                                -----------   ----------
Cash and cash equivalents at end of period       $5,369,257   $5,038,068
                                                 ==========   ==========
Supplemental disclosures:

Cash paid during the year for:
Interest on deposits and other borrowings        $5,879,331   $5,706,641
Income taxes                                      1,475,000      755,677

Noncash activity:
Unrealized gain(loss) on securities available
  for sale, net of tax                             (933,696)      27,710

                                   (6)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. (the "Company") financial condition as of December 31, 1997 and March 31, 1997, the results of operations for the three months and nine months ended December 31, 1997 and 1996 and the cash flows for the nine months ended December 31, 1997 and 1996. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Prospectus dated August 12, 1997. The results of operations for the three months and nine months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  REORGANIZATION

On October 3, 1997, Pioneer Bank, A Federal Savings Bank, (the "Bank") completed a mutual-to-stock conversion. The Company sold 4,694,875 shares of common stock at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,761,801 of Paid in Capital. The Common Stock and Paid in Capital at December 31, 1997 are offset by the unissued ESOP shares.

The Company purchased all of the stock of the Bank for one-half of the net investable proceeds of the offering. The retained earnings of the Company represent all prior earnings of the Bank as a mutual savings bank. The transaction, which occurred for regulatory and statutory purposes on October 3, 1997, was recorded as if it occurred on September 30, 1997 for financial statement presentation.

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Earnings Per Share. SFAS No. 128 Earnings Per Share issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. This statement was adopted effective December 31, 1997. The Company had a simple capital structure for all periods presented, and accordingly has computed basic earnings per share presented on the Income Statement. Earnings per share are calculated for both the three months and nine months ended December 31, 1997, assuming shares had been outstanding for both periods, although common stock was not outstanding prior to October 3, 1997.

                                 (7)

    Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS
No. 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes are required.

Segment Disclosures. SFAS No. 131, In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related information.
SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of Business Enterprise. The new standard becomes effective for the Company s fiscal year ending March 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The adoption of provisions of SFAS No. 131 is not expected to have a material impact on the Company.

4.  ALLOWANCE FOR LOAN LOSSES
                                        December 31, 1997      March 31, 1997
                                        -----------------      --------------
Balance, beginning of period               $ 725,089              $ 540,986
Charge-offs                                  (21,312)               (31,960)
Additions                                    120,129                216,063
                                           ---------              ---------
Balance, end of period                     $ 823,906              $ 725,089
                                           =========              =========

Amounts presented are for the nine months ended March 31, 1997 and for the nine months ended December 31, 1997. At March 31, 1997, the Company changed to a March 31, fiscal year end.

5.  ADVANCES FROM FEDERAL HOME LOAN BANK

The Company had no borrowings from the Federal Home Loan Bank of Seattle ("FHLB"), at December 31, 1997. Advances at March 31, 1997 were collateralized by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Advances at March 31, 1997 were all due within one year.

                                   (8)

             December 31, 1997                     March 31, 1997
   ------------------------------------     -----------------------------
                               Weighted               Range of   Weighted
   Amount   Range of Interest  Average      Amount    Interest   Average
                 Rates         Interest                 Rates    Interest
                                 Rate                              Rate
   ------   -----------------  --------     ------    ---------  --------

    NONE                                   $800,000     5.70%      5.70%


6.  REGULATORY CAPITAL

The Company is not subject to regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at December 31, 1997:

                                                   Categorized as "Well
                                     For Capital   Capitalized" Under Prompt
                 Actual              Adequacy      Corrective Action Provision
             -------------------  --------------   ---------------------------
               Amount    Ratio    Amount   Ratio       Amount      Ratio

As of
 December
 31, 1997
  Total
  Capital:  $47,011,018  35.78%  10,512,326  8.0%     13,140,407   10.0%
  (To Risk
  Weighted
  Assets)
Tier I
 Capital:    46,188,566  35.15%        N/A   N/A       7,884,224    6.0%
  (To Risk
  Weighted
  Assets)
Tier I       46,188,566  18.06%  7,672,283   3.0%     12,787,138    5.0%
  Capital:
  (To
  Tangible
  Assets)
Tangible
 Capital:    46,188,566  18.06%    3,836,141   1.5%          N/A    N/A
  (To
  Tangible
  Assets)

                                   (9)

ITEM III.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statement's". The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

The Bank is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a member of the Federal Home Loan Bank of Seattle, conducting its business through seven office facilities, with the headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney and Grant in Eastern Oregon.

As a traditional, community-oriented savings bank, the Bank focuses on customer service within its principal market area. The Bank s primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one-to-four family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. At December 31, 1997, one-to-four family residential mortgage loans totaled $102.9 million, or 68.6% of total loans receivable. The Bank began supplementing its traditional lending activities in 1996 with the development of commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. The Bank has hired experienced commercial lending officers familiar with the Bank s primary market area in an attempt to develop commercial business and agricultural lending and to expand the purchase of dealer-originated automobile contracts to include the purchase of dealer-originated contracts secured by recreational vehicles, trailers, motorcycles and other vehicles. As a result of these activities at December 31, 1997 the Bank had agricultural loans of $4.7 million, commercial business loans of $5.5 million, commercial real estate loans of $7.9 million, and automobile loans of $ 5.5 million (including $3.7 million of purchased dealer-originated contracts).

                                 (10)

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Bank. Because the Company depends primarily on net interest income for its earnings, the focus of the Company s management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include an increased focus on the origination of adjustable rate mortgage loans. During the period April 1, 1997 through December 31, 1997 the Bank originated $6.0 million in adjustable rate first mortgage loans and $9.5 million in fixed rate first mortgage loans. Of the fixed rate first mortgage loans originated $1.9 million were sold with servicing released. None of the adjustable rate loans were sold. In addition to the strategy of increasing origination of adjustable rate mortgage loans, the Bank has added commercial and agricultural loans with rates adjustable based upon the Wall Street Journal prime rate and has increased origination of shorter term consumer loans, increasing auto loans from $2.1 million at March 31, 1997 to $ 5.5 million at December 31, 1997.

To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense. At December 31, 1997, the Bank recognized additional employee compensation and benefit expenses associated with the implementation of the ESOP. The Bank recorded $233,000 of expense related to the release of 1/28th of the 375,590 ESOP shares. Shares were valued at $17.38, the closing price of the Company s stock on December 31, 1997. The release of the shares resulted in a reduction of $134,139 in unearned ESOP shares and an increase of $98,928 in additional paid-in Capital. The implementation of other stock benefit programs may result in recognition of additional material employee compensation and benefit expense in future periods. The actual aggregate amount of this new expense cannot be currently predicted because generally accepted accounting principals require that such expense be based on the fair market value of the shares of Common Stock when the expenses are recognized, which would occur when shares are committed to be released. These expenses have been reflected in the pro forma financial information presented in the Company s prospectus dated August 12, 1997. The pro forma data assumed the initial public offering purchase price of $10.00 per share as fair market value. Actual expense, however, will be based on the fair market value of the Common Stock at the time of recognition, which may be higher or lower than the current stock price.

Year 2000

Data Processing for the Bank is done in-house primarily on an AS400 IBM computer. In December 1997 the Company converted to new core software which was purchased at a cost of approximately $200,000. The software purchased is used to process all savings, loan and general ledger transactions. The vendor has given assurance that their software is year 2000 compliant and that no problems will arise from the turn of the century. They are anticipating audits from regulatory agencies in the next few months and the Bank will closely monitor the results of these audits. In addition to the core software, the Bank uses

                                 (11)
various personal computer software products, some of which are already year 2000 compliant. Others are being monitored and the Bank is proactively communicating with vendors to determine their course of action to become fully compliant. The Bank does not anticipate any additional material expense related to year 2000 compliance.

Changes in Financial Condition

At December 31, 1997, the consolidated assets of the Company totaled $257.0 million, an increase of $52.8 million, or 25.9%, from $204.2 million at March 31, 1997. The primary reason for the increase was the proceeds from the mutual-to-stock conversion completed on October 3, 1997. Over-subscription amounted to $78.0 million which was returned to subscribers at October 6, 1997. The net proceeds from the purchase of the common stock, amounting to $45.8 million were invested by the Bank in government agency medium term notes and mortgage backed securities and were also used to a lesser extent to meet the Bank's increased loan demand.

Net loans receivable increased by $11.2 million, or 8.1%, to $150.1 million at December 31, 1997 compared to $138.9 million at March 31, 1997. The increase was primarily the result of continued new loan demand exceeding loan repayments and sales, augmented by increases in agricultural and commercial loans, auto loans and other consumer loans. Such loans are inherently riskier than one to four family mortgage loans.

Nonperforming assets, consisting of non-accruing loans and other repossessed assets increased $256,000 from March 31, 1997 to December 31, 1997, to $456,000 primarily due to past due mortgage loans. One past due loan amounting to $102,000 paid off on January 8, 1998. There was no real estate owned at either date. Nonperforming assets were .18% of total assets at December 31, 1997, compared to .10% at March 31, 1997. The allowance for loan losses was 181% of nonperforming loans at December 31, 1997, compared to 382% at March 31, 1997.

Investment securities increased $39.9 million, from $51.0 million at March 31, 1997 to $90.9 million at December 31, 1997. The increase included the purchase of $4.6 million in a short term investment fund backed by adjustable rate mortgage securities and $36.0 million in government agency securities offset by maturities or calls of $8.0 million of government agencies. The remaining increase was primarily due to the purchase of $10.0 million in mortgage-backed securities, offset by principal payments of $3.9 million on the mortgage-backed securities portfolio.

Savings deposits increased $8.3 million, or 4.6%, from $179.2 at March 31, 1997 to $187.5 million at December 31,1997. The increase is primarily attributable to the growth of checking accounts (core deposits) due to attracting new customers by securing total account relationships when marketing loan products. A portion of the increase, $1.4 million, is due to the decision not to offer customers the option of overnight repurchase agreements. These funds were redirected into interest bearing sweep accounts insured by FDIC and included in interest bearing deposits.

                                 (12)

Advances from borrowers for taxes and insurance decreased $476,000, or 70.2%, from $678,000 at March 31, 1997 to $202,000 at December 31, 1997. Taxes are paid annually in November and accordingly, the decrease is attributed to the payments. Advances from the FHLB decreased from $800,000 at March 31, 1997 to $0.00 at December 31, 1997. All advances were repaid on October 7, 1997 with net proceeds from the Conversion.

Total Shareholders equity increased $45.5 million to $66.5 million at December 31, 1997 from $21.0 million at March 31, 1997. $42.1 million of the increase is attributable to the mutual-to-stock conversion, $2.3 million is due to earnings for the nine month period and the remainder is due to the tax effected increase in market value of securities available for sale and the release of 1/28th of the 375,590 ESOP shares.

                     Results of Operations

Comparison of Nine Months Ended December 31, 1997 and 1996

General. Net interest income increased $1.2 million, or 18.1%, comparing the nine month period ending December 31, 1997 to the same period ending December 31, 1996. Approximately $81,000 of net interest income is attributable to the over-subscription proceeds of the Conversion, which were held in short-term investments until the completion of the Conversion. In addition, the use of the net proceeds of $45.8 million to fund the Bank's investment and loan portfolio attributed to the increased net interest income. Interest income increased $1.6 million while interest expense increased only $360,000 comparing the nine month period ended December 31, 1997 to the same period ended December 31, 1996. Non-interest income increased $148,000, while the provision for loan losses increased $49,000, non-interest expense decreased $660,000, and income taxes increased $844,000 comparing the same two periods. This resulted in net income increasing by $1.1 million, or 91.67%, from $1.2 million for the nine months ended December 31, 1996 to $2.3 million for the nine months ended December 31, 1997. The increase is primarily due to the inclusion of the special SAIF assessment of $707,000, after tax, in the nine months ended December 31, 1996.

Interest Income.   The increase of $1.6 million in interest income was
generated by an additional $32.5 million in average interest earning assets for the nine months ended December 31, 1997 compared to the same period in 1996. The investment of over-subscription proceeds in short-term investments resulted in $160,000 of interest income on an average balance of $6.2 million for the nine month period. The additional increase in average interest earning assets and accompanying interest income was due to increases in the loan portfolio and the investment portfolio.

The average yield on interest earning assets decreased from 8.20% for the nine months ending December 31, 1996 to 7.93% for the same period in the current year. The decreased average yield is primarily due to a $17.0 million increase in the average balance of investments in government agency securities mostly medium term notes yielding at a lower rate and a $5.4 million increase in the average balance in lower yielding commercial paper and overnight investments.

                                 (13)

Interest Expense. Interest expense on savings deposits increased only $360,000 for the nine months ended December 31, 1997 as compared to the same period in 1996. Interest expense related to over-subscription proceeds amounted to $79,000. Interest was paid on the proceeds at the passbook rate which was 2.75%. Although average deposits increased by $29.4 million comparing December 31, 1996 to 1997, the average interest paid on deposits declined 37 basis points from 4.24% for the nine months ended December 31, 1996 to 3.87% for the same period ended December 31, 1997 as a result of cash
received in the conversion.   Net proceeds of $45.8 million were used in the
last quarter to fund the Bank's investment portfolio and, to a lesser degree, loans at no interest cost.

Provision for Loan Losses. The provision for loan losses was $71,000 and net charge-offs amounted to $29,000 during the nine months ended December 31, 1996 compared to a provision for loan losses of $120,000 and net charge-offs of $21,000 for the nine month period ended December 31, 1997. The provision was increased during the quarter ended December 31, 1997 primarily in response to portfolio growth, especially in commercial and agricultural loans, and additionally due to net charge-offs. At December 31, 1997, the allowance for loan losses was equal to 180.68% of non-performing loans compared to 381.58% at March 31, 1997. The decrease in the coverage ratio at December 31, 1997 was the result of an increase in non-performing loans from $190,000 at March 31, 1997 to $456,000 at December 31, 1997 as a result of several past due mortgage loans. One past due loan in the amount of $102,000 paid off on January 8, 1998.

Non-Interest Income. Non-interest income increased $148,000, or 23.7%, to $771,000 for the nine months ended December 31, 1997 from $624,000 for the nine months ended December 31, 1996. The increase was attributable to increased fee income as well as a $51,000 gain on the sale of a branch building located in La Grande, Oregon. The nine months ended December 31, 1996 included $21,000 in losses related to other Repossessed Assets and $12,000 in losses due to write-offs of equipment, as well as unrealized gains of $22,000 on trading securities. All trading securities were transferred to the available for sale category at March 31, 1997, as the Company terminated its trading activities. Additional fee income in the nine months ended December 31,1997 resulted from increased fee income schedules related to checking accounts and ATM's.

Non-Interest Expense. Non-interest expense decreased $660,000, or 12.8%, to $4.5 million for the nine months ended December 31, 1997, from $5.2 million for the comparable period in 1996. The decrease is primarily attributable to the special SAIF assessment that was accrued in the prior year nine month period to recapitalize the deposit insurance fund. Without the special assessment, non-interest expense would have increased by $487,000 or, 12.1% from the comparable period in 1996. Employee compensation expense increases of $569,000 were partially offset by a reduction of $197,000 in deposit insurance premiums resulting from reduced assessment rates beginning January 1, 1997. The increase compensation expense was partially due to $233,000 of ESOP expense related to the release of 1/28th of the ESOP shares on December 31, 1997. The remaining increase is due to the addition of a Controller and Commercial Lending Officer, normal salary increases and additional hours attributed to the recent software conversion. The ratio of non-interest expense to average total assets was 2.5% and 3.4% for the nine months ended December 31, 1997 and 1996, respectively.

                                 (14)

Income Taxes. The provision for income taxes increased $844,000 in the nine months ended December 31, 1997 compared with the same period ended December 31, 1996. This was due to increased net income before taxes as well as $233,000 of ESOP compensation expense which is not deductible for taxes in the current or future periods.

Comparison of Three Months Ended December 31, 1997 and 1996

General. Net income increased $232,000, from $682,000 for the three months ended December 31, 1996 to $914,000 for the three months ended December 31, 1997. This increase was primarily attributable to increased net interest income of $969,000 partially offset by an increase of $435,000 in noninterest expense and an increase in the tax provision due to the nondeductible nature of ESOP expense and additional net taxable income.

Interest Income. Additional interest income generated by the $55.1 million increase in average interest earning assets contributed to an increase of $969,000 in interest income for the three months ended December 31, 1997 compared to 1996. The average yield on interest earning assets decreased from 8.27% for the three months ended December 31, 1996 to 8.03% for the three months ended December 31,1997. The decrease is primarily due to an increase of $17.0 million in the average balance invested in lower yielding government agency medium term notes for the three months ended December 31, 1997 as compared to the same period of 1996.

Interest Expense. Interest expense on savings deposits increased only $11,000 for the three months ended December 31, 1997 as compared to the same period of 1996. Average deposits increased by $32.1 million comparing December 31, 1996 to 1997, while average interest paid on deposits decreased 61 basis points from 4.16% for the three months ended December 31, 1996 to 3.55% for the same period ended December 31, 1997 as a result of cash received in the conversion. Net proceeds of $45.8 million from the conversion were used to fund the Bank's invested portfolio and, to a lesser degree, loans at no interest cost.

Provision for Loan Losses. The provision for loan losses was $46,000 and net charge-offs amounted to $2,000 during the three months ended December 31, 1997 compared to a $35,000 provision and $7,000 of net charge-offs during the three months ended December 31, 1996. The provision was increased during the quarter ended December 31, 1997 primarily in response to portfolio growth especially in commercial and agricultural loans and additionally due to net charge-offs.

Non-Interest Income. Non-interest income decreased $14,000, or 5.4%, to $245,000 for the three months ended December 31, 1997 from $259,000 for the three months ended December 31, 1996. The decrease was primarily attributable to the inclusion of $53,000 of unrealized gains on trading securities in the quarter ended December 31, 1996. All trading securities were transferred to the available for sale category at March 31, 1997, and accordingly no gains were recognized in the quarter ended December 31, 1997. Fee income on deposit accounts increased $37,000 in the quarter ended December 31, 1997 as compared to the same quarter in 1996 primarily due to improved fee income schedules related to checking accounts and ATM's.

                                 (15)

Non-Interest Expense. Non-interest expense increased $435,000, or 33.4% to $1.7 million for the three months ended December 31, 1997 from $1.3 million in the comparable period in 1996. The increase is primarily attributable to $380,000 of increased compensation and benefits expense. Of the increase,
$233,000 is due to the release of 1/28th of the ESOP shares on   December 31,
1997 and the remainder is due to staff increases, normal salary increases which occurred in January 1997 and overtime worked during the core software conversion. Other increases including $18,000 in supplies, postage and telephone, $37,000 in occupancy and equipment, and $40,000 in advertising were partially offset by a decrease of $50,000 in FDIC deposit insurance expense. The increase in occupancy expense was due to the opening of the Island City Branch in June 1997 and the increase in advertising expense were due to special campaigns conducted in the quarter ended December 31, 1997 to promote consumer loans. The decrease in deposit insurance premiums was due to there-capitalization of the SAIF insurance fund via special assessments paid in September 1996 that resulted in a reduction of the Bank's premium rate in January 1997. The ratio of non-interest expense to average total assets was 2.7% and 2.5% for the three months ended December 31, 1997 and 1996, respectively.

Income Taxes.  The provision for income taxes increased $288,000 for the three
months ended December 31, 1997 compared with the prior period.   The increase
was attributable to a higher level of net income before taxes, as well as $233,000 of ESOP compensation expense which is not deductible for taxes in the current or future periods.

Item No.  3  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

                                 (16)

                            PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         27  Financial Data Schedule

                                 (17)

                                        SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.



Date:  February 13, 1998           By: /s/ Dan L. Webber
                                       --------------------------------------
                                       Dan L.  Webber, President and
                                       Chief Executive Officer


Date:  February 13, 1998           By: /s/ Jerry F. Aldape
                                       --------------------------------------
                                       Jerry F.  Aldape, Senior Vice
                                       President and Chief Financial
                                       Officer

                                 (18)