Form 10-K405
period 1998-03-31
OREGON TRAIL FINANCIAL CORP
filed 1998-06-29
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-22953

                     OREGON TRAIL FINANCIAL CORP., INC.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Oregon                                        91-1829481
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                            I.D. Number)

2055 First Street, Baker City, Oregon                            97814
---------------------------------------------           ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (541) 523-6327
                                                        ----------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                        ----------------------
Securities registered pursuant
 to Section 12(g) of the Act:          Common Stock, par value $.01 per share
                                       ---------------------------------------
                                                 (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                    -----     -----
    Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K
or any amendments to this Form 10-K.  YES    X    NO
                                           -----     -----
    As of June 17, 1998, there were issued and outstanding 4,694,875 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on June 17, 1998 of $16.125, was $67,794,273.

                   DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended March 31, 1998 ("Annual Report") (Parts I and II).

    2. Portions of Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (Part III).

                                  PART I
Item 1.  Business
-----------------
General

     Oregon Trail Financial Corp. ("Company"), an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Pioneer Bank, A Federal Savings Bank ("Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At March 31, 1998, the Company had total assets of $263.2 million, total deposits of $192.7 million and shareholders' equity of $67.3 million. All references to the Company herein include the Savings Bank where applicable.

     The Savings Bank was organized in 1901. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Savings Bank also is a member of the Federal Home Loan Bank ("FHLB") System.

     The Savings Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one- to- four family residential mortgage loans and consumer loans within its primary market area. The Savings Bank also actively originates home equity and second mortgage loans. Beginning in 1996, the Savings Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans, and the purchase of dealer-originated automobile contracts.

     In addition to its lending activities, the Savings Bank invests excess liquidity in short and intermediate term U.S. Government and government agency securities and mortgage-backed and related securities issued by U.S. Government agencies. Investment securities and mortgage-backed and related securities constituted 30.7% of total assets at March 31, 1998. See "-- Investment Activities."

Market Area

     The Savings Bank's primary market area encompasses those regions surrounding its offices in Baker, Grant, Harney, Malheur, Union, Wallowa and Wheeler Counties in Oregon and Payette and Washington Counties in Idaho. The Savings Bank's home office is located in Baker City, Oregon with branches in Ontario, John Day, Burns, Enterprise and two locations in La Grande. In June 1997, one of the La Grande branches was relocated to nearby Island City.

     The principal industries of the market area are agriculture and timber products. The Savings Bank's market area is largely rural, with most of the farms and ranches being relatively small and family owned. The local economies are also dependent on retail trade with lumber, recreation and tourism providing substantial contributions. Major employers in the market area include U.S. Forest Service, Bureau of Land Management, Snake River Correctional Institute, Oregon Department of Transportation, Boise Cascade, Ore-Ida, Grande Ronde Hospital, Holy Rosary Hospital, Powder River Correctional Facility, Treasure Valley Community College, Eastern Oregon University, local school districts and local government.

Lending Activities

     General. The Savings Bank's loan portfolio totaled $153.8 million at March 31, 1998, representing 58.4% of total assets at that date. The Savings Bank concentrates its lending activities within its primary market area. Historically, the Savings Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. To a lesser extent, the Savings Bank makes mortgage loans for the purpose of constructing primarily single-family residences.

     As a result of management's perception of minimal anticipated growth in residential loan demand within the Savings Bank's primary market area and a local demand for agricultural, commercial business and consumer loans, the Savings Bank has significantly increased its origination of agricultural, indirect dealer automobile and commercial business loans since July 1996. Commercial business and agricultural loans primarily include operating lines of credit and term loans for fixed asset acquisitions.

     Historically, the Savings Bank has been active in the origination of consumer loans, which primarily consist of home equity loans, secured and unsecured and, to a lesser extent, automobile loans, credit card loans, home improvement loans, mobile home loans and loans secured by savings deposits. More recently, the Savings Bank has increased its purchase of dealer-originated automobile contracts. Subject to market conditions and other factors, the Savings Bank is considering expansion of its purchase of dealer-originated automobile contracts to include contracts secured by recreational vehicles, trailers, motorcycles and other vehicles.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank's loan portfolio (excluding loans held-for-sale) at the dates indicated. The Savings Bank had no concentration of loans exceeding 10% of total gross loans other than as presented below.

                                 At March 31,                                At June 30,
                     ----------------------------------  ------------------------------------------------
--
                           1998             1997              1996              1995             1994
                     ----------------  ----------------  ----------------  ---------------  -------------
--
                     Amount   Percent  Amount   Percent  Amount   Percent  Amount  Percent  Amount
Percent
                                                   (Dollars in thousands)
Mortgage Loans:
 One-to-four-
  family. . . . . .  $100,740   64.65% $101,792   71.99% $101,199   74.71% $ 93,436  72.95% $ 84,385
73.08%
 Multi-family . . .     1,194    0.77     1,844    1.30     1,927    1.42     1,935   1.51     2,060
1.78
 Commercial . . . .     7,906    5.07     4,768    3.37     4,724    3.49     5,166   4.03     3,840
3.33
 Construction . . .     1,616    1.04       853    0.60     1,745    1.29     1,798   1.40     3,114
2.70
 Land . . . . . . .       297    0.19       223    0.16        14    0.01        15   0.01        32
0.03
  Total mortgage     --------  ------   -------- ------  --------  ------  -------- ------  -------- ----
--
   loans. . . . . .   111,753   71.72   109,480   77.42   109,609   80.92   102,350  79.90    93,431
80.92
                     --------  ------   -------- ------  --------  ------  -------- ------  -------- ----
--
Consumer Loans:
 Home equity and
  second mortgage .    19,231   12.34    17,514   12.39    12,751    9.41    12,120   9.46    10,837
9.39
 Credit card. . . .       854    0.55       844    0.60       791    0.58       712   0.56       426
0.37
 Automobile(1). . .     5,719    3.67     2,064    1.46     1,405    1.04     1,507   1.18     1,382
1.19
 Loans secured by
  deposit accounts.       648    0.42       731    0.52       593    0.44       589   0.46       626
0.54
 Unsecured. . . . .     2,047    1.31      1,611   1.14     4,580    3.38     4,404   3.44     3,720
3.22
 Other. . . . . . .     4,623    2.97      2,627   1.85     2,587    1.91     3,585   2.80     3,297
2.86
  Total consumer     --------  ------   -------- ------  --------  ------  -------- ------  -------- ----
--
   loans. . . . . .    33,122   21.26     25,391  17.96    22,707   16.76    22,917  17.90    20,288
17.57
                     --------  ------   -------- ------  --------  ------  -------- ------  -------- ----
--
Commercial business
 loans. . . . . . .     5,968    3.83      4,066   2.88     3,142    2.32     2,822   2.20     1,749
1.51
                     --------  ------   -------- ------  --------  ------  -------- ------  -------- ----
--
Agricultural loans.     4,979    3.19      2,466   1.74        --      --        --     --        --
--
                     --------  ------   -------- ------  --------  ------  -------- ------  -------- ----
--
   Total loans. . .   155,822  100.00%   141,403 100.00%  135,458  100.00%  128,089 100.00%  115,468
100.00%
                               ======            ======            ======           ======
======
Less:
 Undisbursed portion
  of loans in process     102                769            1,585             2,145            2,039
 Net deferred loan
  fees. . . . . . .     1,035              1,028              985             1,049              925
Allowance for loan
 losses . . . . . .       847                725              541               455              403
  Total loans        --------           --------         --------          --------         --------
   receivable, net.  $153,838           $138,881         $132,347          $124,440         $112,101
                     ========           ========         ========          ========         ========
-----------------
(1) Includes dealer-originated automobile contracts of $5.1 million and $389,000 at March 31, 1998 and
1997,
    respectively.

                                                         3

PAGE

     One- to- Four Family Real Estate Lending. Historically, the Savings Bank has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to- four family residences located in its primary market area. At March 31, 1998, $100.7 million, or 64.65%, of the Savings Bank's total loan portfolio, consisted of such loans, with an average loan balance of $45,000.

     Generally, the Savings Bank's fixed-rate one- to- four family mortgage loans have maturities of 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to private investors. The Savings Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Savings Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     At March 31, 1998, $56.4 million, or 36.2%, of the total loans before net items were fixed rate one- to- four family loans and $44.3 million, or 28.4%, were adjustable rate mortgage loans ("ARM loans"). The Savings Bank currently offers an ARM product for its portfolio which adjusts on the anniversary date of the origination based on the one year Treasury constant maturity index.
The Savings Bank's ARMs are typically based on a 30-year amortization schedule. The Savings Bank offers discounted or "teaser" ARM loans where the initial interest rate is 2.625 to 2.750 percentage points below the prevailing
interest rate.   The Savings Bank, however, qualifies the borrowers on its ARM loans based on the fully indexed rate. The Savings Bank's current ARM loans do not provide for negative amortization and generally provide for annual and lifetime interest rate adjustment limits of 2.0% and 6.0%, respectively.

     At March 31, 1998, $35.1 million, or 22.5% of the Savings Bank's total ARM loans had interest rates that adjusted annually based on the Eleventh District Cost of Funds Index ("COFI"). The COFI is a lagging index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment. In November 1995, the Savings Bank discontinued using the COFI index and began using the one year Treasury constant maturity index.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Savings Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds. The Savings Bank believes these risks, which have not had a material adverse effect on the Savings Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

     The Savings Bank generally requires title insurance insuring the status of its lien on all loans where real estate is the primary source of security. The Savings Bank generally requires the maintenance of fire and casualty insurance (and, if appropriate, flood insurance).

     The Savings Bank's one- to- four family residential mortgage loans typically do not exceed 80% of the lower of cost or appraised value of the security property. Pursuant to underwriting guidelines adopted by the Savings Bank's Board of Directors, the Savings Bank can lend up to 95% of the lower of cost or appraised value of the property securing a one- to- four family residential loan; however, the Savings Bank generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

     Agricultural Lending. Agriculture is the major industry in the Savings Bank's market area and the Savings Bank has been making agricultural loans to satisfy the demand of its market area. Subject to market conditions, the Savings Bank intends to continue to emphasize agricultural loans. In 1996, the Savings Bank began originating a significant number of loans to finance agriculture production and the expense of farming and agricultural related operations. Also, to a lesser extent, the Savings Bank has made agricultural loans for the purchase of farmland and equipment which are secured by agricultural real estate and equipment. At March 31, 1998, agricultural loans amounted to $5.0 million, or 3.19%, of the total loan portfolio. The Savings Bank has sought to limit its agricultural lending to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural business cycles, reliable cash flow and a willingness to provide the Savings Bank with the necessary financial reporting.

     Agricultural operating loans are made to finance farm operating expenses (i.e., acquisition of seed, fertilizer, livestock and feed, among other things) together with, in some cases, family living expenses, over the course of a growing season and typically are made in amounts of $500,000 or less. However, the Savings Bank's largest agricultural operating loan at March 31, 1998 had a commitment of $1.6 million ($0 outstanding) and was provided to finance a farming operation that grows mint and potatoes. This loan was performing in accordance with its terms at March 31, 1998. Agricultural operating loans generally are made in amounts of up to 75% of the borrower's anticipated income (not including the value of the breeding herd in the case of cattle loans) and are generally secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. The variables that effect income during the year are cattle production, the cost of feed and related expenses and the fluctuating market conditions or in the case of crops, the acreage of the farm, the crop to be planted, the crop yield and the expected price to be received for harvested crops. The interest rate is adjusted monthly based on the prime rate, as published in The Wall Street Journal, plus a negotiated margin of up to 2%. Because such loans are made to finance a farm's or ranch's annual operations, they are written on a one-year renewable basis, and renewal is dependent upon prior year's performance and the forthcoming year's projections as well as overall financial strength of the borrower. The Savings Bank carefully monitors these loans and prepares monthly variance reports on the income and expenses. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

     In underwriting agricultural operating loans, the Savings Bank considers the cash flow of the borrower based upon the farm or ranch operations expected income stream as well as the value of collateral used to secure the loan. Collateral generally consists of cattle or cash crops produced by the farm, such as grain, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Savings Bank may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

     The Savings Bank also originates loans to finance the purchase of farm equipment and will continue to pursue this type of lending in the future. Loans to purchase farm equipment are made for terms of up to seven years.
Such loans generally carry rates which adjust at least annually based on a rate equal to the prime rate, as published in The Wall Street Journal, plus a negotiated margin of up to 3%. For fixed rate loans for terms generally not to exceed five years, rates are established at inception with margins set from 2% to 3.5% above the five-year Treasury Note.

     Payments on an agricultural real estate loan depend to a large degree on the results of operations of the related farm, and repayment is also subject to adverse economic or weather conditions as well as market prices for agricultural products, which can be highly volatile and are outside the control of the farm borrower, among other things. Such loans are not made to start up businesses and are generally reserved for profitable operators with substantial equity and proven track records.

     In addition to disease, weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit or destroy crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced substantially by the farmer with multi-peril crop insurance which can guarantee yields to provide certainty of repayment. Because of its high cost to the borrower, the Savings Bank encourages but generally does not require multi-peril crop insurance. Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the use of future set price contracts, which fixes in advance the price that the farmer will receive for the harvested crops. Generally operating margin reserves of 20% of the current year's budget usually cover any price declines for the current year.

     In addition, the value of collateral securing agricultural real estate loans may be affected in the coming years by the gradual release of farmland from the federal government's Conservation Reserve Program, which began in the mid-1980's and pays farmers to keep their land out of farming production for a ten-year period. Because such farmland is being released gradually over a ten year period, which began in 1995, and because of the anticipated high economic costs associated with preparing such farmland for active cultivation that may discourage renewed farming thereon, management does not anticipate that release of this land will have any significant effect on the value of its current collateral.

     Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to operate the farm successfully. Therefore, consideration is given to succession, life insurance and business continuation plans during underwriting.

     Construction Lending. On a limited basis, the Savings Bank also offers construction loans to qualified borrowers for construction of single-family residences in the Savings Bank's primary market area. Typically, the Savings Bank limits its construction lending to a local builder for the construction of a single-family dwelling where a permanent purchase commitment has been obtained or individuals are building their primary residences. At times, on a limited basis, the Savings Bank lends to contractors for housing construction where the house is not presold. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. Construction loans generally have a six-month term with only interest being paid during the term of the loan, and convert at the end of six months to permanent financing and are underwritten in accordance with the same standards as the Savings Bank's mortgages on existing properties. Construction loans generally have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Savings Bank's permanent mortgage loan financing for the subject property.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the borrower may be required to fund the cost overruns or the Savings Bank may advance funds beyond the amount originally committed to permit completion of the development. The Savings Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Savings Bank's market area and by limiting the aggregate amount of outstanding construction loans. At March 31, 1998, construction loans amounted to $1.6 million, or 1.04%, of the loan portfolio.

     Multi-Family and Commercial Real Estate Lending. The multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio includes loans to finance the construction or acquisition of small office buildings, retail stores, car dealerships and agricultural land. The largest such loan totalled $628,000 at March 31, 1998. At March 31, 1998, the Savings Bank had $1.2 million of multi-family residential and $7.9 million of commercial real estate loans, which amounted to .77% and 5.07%, respectively, of the total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. Such loans generally are made at the prime rate, as published in The Wall Street Journal, for 15 to 20 year terms and they adjust at a rate equal to this prime rate plus a negotiated margin up to 3%. On fixed rate loans for terms generally not to exceed five years, rates are established at inception with margins set from 2.0% to 3.5% above the current five year Treasury Note. Because of the inherently greater risk involved in this type of lending, the Savings Bank generally limits its multi-family and commercial real estate lending to borrowers within its market area with which it has had prior experience.

     Agricultural real estate loans primarily are secured by first liens on farmland or buildings thereon located in the Savings Bank's market area, primarily to service the needs of the Savings Bank's existing customers. The largest such loan totalled $145,000 at March 31, 1998. Loans are generally written in amounts up to 50% to 75% of the tax assessed or appraised value of the property for terms of between 10 to 20 years. Such loans have interest rates that generally adjust at least annually at a rate equal to the prime rate, as published in The Wall Street Journal, plus a negotiated margin up to 3%. For fixed rate loans with terms generally not to exceed five years, rates are established at inception with margins set from 2.0% to 3.5% above the current five year Treasury Note. In originating an agricultural real estate loan, the Savings Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property, as well as the Savings Bank's experience with and knowledge of the borrower.

     Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Savings Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise well known to the Savings Bank. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Savings Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation. The Savings Bank reviews all significant commercial real estate loans on an annual basis to ensure that the loan meets current underwriting standards. In addition, the Savings Bank underwrites commercial real estate loans at a rate of interest significantly above that carried on the loan at the time of origination to evaluate the borrower's ability to meet principal and interest payments on the loan in the event of upward adjustments to the interest rate on the loan.

     Consumer and Other Lending. The Savings Bank originates a variety of consumer loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 1998, the Savings Bank's consumer loans totaled approximately $33.1 million, or 21.26%, of the Savings Bank's total loans. The Savings Bank's consumer loans consist primarily of home improvement and equity loans, automobile loans, boat and recreational vehicle loans, unsecured loans, and deposit account loans. The growth of the consumer loan portfolio in recent years has consisted primarily of an increase in home equity loans, which the Savings Bank has more aggressively marketed. Recently, the Savings Bank has significantly increased its origination of indirect dealer automobile loans, as discussed below.

     In recent periods, the Savings Bank has emphasized the origination of consumer loans, and, in particular, automobile loans due to their shorter terms and higher yields than residential mortgage loans. The Savings Bank anticipates that it will continue to be an active originator of automobile and other consumer loans. Factors that may affect the ability of the Savings Bank to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy.

     The Savings Bank offers open-ended "preferred" lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines is three percentage points above this prime lending rate. In both cases, the rate adjusts monthly. The majority of the approved lines of credit at March 31, 1998 were less than $25,000. The Savings Bank requires repayment of at least 2% of the unpaid principal balance monthly. At March 31, 1998, approved lines of credit totaled $14.6 million, of which $4.4 million was outstanding.

     The Savings Bank offers closed-end, fixed-rate home equity loans that are made on the security of primary residences. Loans normally do not exceed 80% of the appraised or tax assessed value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years requiring monthly payments of principal and interest. At March 31, 1998, fixed rate home equity loans and second mortgage loans amounted to $14.1 million, or 9.0%, of total loans.

     At March 31, 1998, the Savings Bank's automobile loan portfolio amounted to $5.7 million, or 17.27%, of consumer loans at such date. Since January 1997, a substantial portion of the Savings Bank's automobile loans have been originated indirectly by a network of approximately ten automobile dealers located in the Baker City, La Grande, Burns, John Day and Enterprise market areas. Indirect automobile loans accounted for approximately 29.2% of the Savings Bank's total consumer loan originations during the year ended March 31, 1998. The applications for such loans are taken by employees of the dealer, the loans are written on the dealer's contract pursuant to the Savings Bank's underwriting standards using the dealer's loan documents with terms substantially similar to the Savings Bank's. All indirect loans must be approved by specific loan officers of the Savings Bank who have experience with this type of lending. In addition to indirect automobile lending, the Savings Bank also originates automobile loans directly. Subject to market conditions and other factors, the Savings Bank is considering expanding its purchase of dealer-originated contracts to include contracts secured by recreational vehicles, trailers, motorcycles, and other vehicles.

     Indirect automobile lending may involve greater risks than direct automobile lending, such as dealer fraud. To mitigate these risks, the Savings Bank has limited its indirect automobile lending relationships to dealerships that are established and well known in its market area. However, if a dealership were to enter into bankruptcy, the Savings Bank may be unable to obtain clear title to the automobiles because the floor plan lender, who originated a loan to the dealer to enable the dealer to purchase the automobiles from the manufacturer or another party, would not assign its lien to the Savings Bank.

     The maximum term for the Savings Bank's automobile loans is 72 months. The Savings Bank may lend up to 100% of the purchase price of the new or used automobile. The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Savings Bank listed as loss payee.

     The Savings Bank's consumer loans also include unsecured loans and loans secured by deposit accounts and loans to purchase recreational vehicles, motor homes, boats and credit card loans. The Savings Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles.

     At March 31, 1998, unsecured consumer loans amounted to $2.0 million, or 1.31%, of total loans. These loans are made for a maximum of 36 months or less with fixed rates of interest and are offered primarily to existing customers of the Savings Bank.

     Since December 1992, the Savings Bank has offered credit card loans through its participation as a VISA card issuer. Management believes that providing credit card services to its customers helps the Savings Bank remain competitive by offering customers an additional service. The Savings Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Savings Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 7%, and the Savings Bank is permitted to change the interest rate quarterly. Processing of bills and payments is contracted to an outside servicer. At March 31, 1998, the Savings Bank had a commitment to fund an aggregate of $4.4 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $854,000 of credit card loans outstanding, representing .55% of its total loan portfolio. The Savings Bank intends to continue credit card lending and estimates that at current levels of credit card loans, it makes a small monthly profit net of service expenses and write-offs.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 1998, the Savings Bank had $17,000 of consumer loans accounted for on a nonaccrual basis.

     Commercial Business Lending. The Savings Bank originates commercial business loans to small and medium sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Such loans are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin of up to 3%. At March 31, 1998, the commercial business loans amounted to $6.0 million, or 3.83%, of the total loan portfolio.

     At March 31, 1998, the largest outstanding commercial business loan was a $1.0 million operating line of credit to a retail lumber and recreational vehicle dealership. Such loan was performing according to its terms at March 31, 1998.

     The Savings Bank is an approved Small Business Administration ("SBA") lender and at March 31, 1998, had one SBA loans that totalled $129,000. The Savings Bank intends to continue to originate these loans to local businesses within its primary market area.

      The Savings Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Savings Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Savings Bank with sufficient information to allow the Savings Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. Generally, for loans with balances exceeding $100,000, the Savings Bank requires that borrowers and guarantors provide updated financial information at least annually.

     The Savings Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of between six months and one year.

     Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Savings Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, the Savings Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Savings Bank.

     Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 1998 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                    After      After
                                    One Year   3 Years
                         Within     Through    Through   Over
                         One Year   3 Years    5 Years   Five Years    Total
                         --------   -------    -------   ----------    -----
                                        (Dollars in thousands)
Mortgage loans:
 One- to- four family    $ 3,251    $ 8,345    $ 8,897    $80,247    $100,740
 Multi-family . . . .         38         99        106        951       1,194
 Commercial . . . . .        537      1,149      1,286      4,934       7,906
 Construction . . . .         38         92        101      1,385       1,616
  Land. . . . . . . .         15         29         45        208         297

Consumer loans:
 Home equity and second
  mortgage  . . . . .      2,268      4,688      3,410      8,865      19,231
 Automobile . . . . .      1,040      2,296      1,879        504       5,719
 Credit card. . . . .        154        315        172        213         854
 Loans secured by deposit
  accounts. . . . . .        363        222         63         --         648
 Unsecured. . . . . .        648        972        385         42       2,047
 Other. . . . . . . .        945      1,557        885      1,236       4,623

Commercial business
 loans. . . . . . . .      2,252      1,916      1,062        738       5,968
Agricultural loans. .      3,594        611        446        328       4,979
                         -------    -------    -------    -------    --------
     Total. . . . . .    $15,143    $22,291    $18,737    $99,651    $155,822
                         =======    =======    =======    =======    ========

     The following table sets forth the dollar amount of all loans due after March 31, 1999, which have fixed interest rates and have floating or adjustable interest rates.

                              Fixed       Floating or
                              Rates     Adjustable Rates
                              -----     ----------------
                                  (In thousands)
Mortgage loans:
One- to- four family . . .    $54,469       $43,020
 Multi-family. . . . . . .        647           509
 Commercial. . . . . . . .      1,870         5,499
 Construction. . . . . . .        839           739
 Land. . . . . . . . . . .        282            --
                              -------       -------
Consumer loans:
 Home equity and second
  mortgage . . . . . . . .     12,791         4,172
 Automobile. . . . . . . .      4,679            --
 Credit card . . . . . . .         --           700
 Loans secured by deposit
  accounts . . . . . . . .        285            --
 Unsecured . . . . . . . .        121         1,278
 Other . . . . . . . . . .      3,348           330
                              -------       -------
Commercial business loans       1,781         1,935
Agricultural loans . .            715           670
                              -------       -------
    Total. . . . . . . . .    $81,827       $58,852
                              =======       =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Savings Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

     Loan Solicitation and Processing. The Savings Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Savings Bank's Board of Directors and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Savings Bank also advertises its loan products by radio and newspaper. The Savings Bank does not employ commissioned loan originators.

     Mortgage loan applications are initiated, underwritten and preliminarily approved by loan officers before they are recommended for final review and approval. Individual lending limits and credit approval limits are established for branch and loan center personnel up to $175,000. Commercial lenders' and administrative credit approval limits are established up to $750,000 depending on position and lending knowledge. Loans to borrowers with an aggregate borrowing relationship over $750,000 but less than $1.5 million requires approval of a quorum of the Level 1 Executive Loan Committee. The Loan Committee consists of the President/Chief Executive Officer, Senior Vice President, Senior Credit Manager, Credit Manager, three commercial lenders and six Board members. A quorum of the committee consists of one of the President/Chief Executive Officer or Senior Vice President; Senior Credit Manager or Credit

Manager; two Board members and if the loan is a commercial loan, one commercial lender. Loans to borrowers with an aggregate borrowing relationship in excess of $1.5 million but less than $3 million require the approval of the Level 2 Board Loan Committee, which consists of the same members as the Executive Loan Committee, but requires a larger quorum. Loans to borrowers with an aggregate borrowing relationship exceeding $3 million require approval by the same committee, but with an even larger quorum.

     Loan Originations, Sales and Purchases. Historically, the Savings Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. In recent periods, the Savings Bank has increased its origination of consumer, commercial business and agricultural loans.

     During the year ended March 31, 1998, the Savings Bank did not sell a material amount of its loans. At March 31, 1998, the Savings Bank was not servicing any loans for investors.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                             Nine Months Ended
                               Year Ended        March 31,       Year Ended
                               March 31,     -----------------    June 30,
                                 1998        1997        1996       1996
                                 ----        ----        ----       ----
                                             (In thousands)
Loans originated:
 Mortgage loans:
  One- to- four family . . .   $13,718     $ 8,966     $11,932     $17,416
  Multi-family . . . . . . .       400          --          --         514
  Commercial . . . . . . . .       393          --         325         908
  Construction . . . . . . .     4,448       2,216       2,856       3,958
  Land . . . . . . . . . . .        19         173          27          27
 Consumer. . . . . . . . . .    19,122       8,769       5,548       7,642
 Commercial business loans .     7,860       2,346       1,367       2,484
 Agricultural loan . . . . .    10,631       6,352          --          --
                               -------     -------     -------     -------
    Total loans originated .    56,591      28,822      22,055      32,949

Loans purchased:
 One-to four family mortgage       203         183          47         256
 Dealer-originated automobile
  contracts. . . . . . . . .     5,574         389          --          --
                               -------     -------     -------     -------
     Total loans purchased .     5,777         572          47         256

Loans sold:
  Total whole loans sold . .       448       1,149         652         759
                               -------     -------     -------     -------
     Total loans sold. . . .     2,102       1,149         652         759

Loan principal repayments. .    46,983      21,711      16,712      24,539
                               -------     -------     -------     -------
Net increase in loans
 receivable, net . . . . . .   $14,957     $ 6,534     $ 4,738     $ 7,907
                               =======     =======     =======     =======

     Loan Commitments. The Savings Bank issues commitments for loans and lines of credit conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At March 31, 1998, the Savings Bank had loan commitments of $23.0 million.
See Note 13 of Notes to Consolidated Financial Statements.

     Loan Fees. In addition to interest earned on loans, the Savings Bank receives income from fees in connection with loan originations, loan modification, late payments and for miscellaneous service related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Savings Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accredited and amortized in the same manner. The Savings Bank recognized $184,000, $144,000 and $195,000 of deferred loan fees during the year ended March 31, 1998, the nine months ended March 31, 1997 and the year ended June 30, 1996, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. Generally, the borrowers are allowed to pay up to the 15th day following the due date before the Savings Bank initiates collection procedures. When a borrower fails to make a required payment on a loan, the Savings Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made 16 days after the due date. In most cases, delinquencies are cured promptly. If a delinquency continues, additional contact is made through a telephone call around the 20th day. While the Savings Bank generally prefers to work with borrowers to resolve such problems, the Savings Bank will institute foreclosure or other proceedings after the 90th day of delinquency, as necessary, to minimize any potential loss.

     Loans are placed on nonaccrual status when the loan becomes contractually past due 90 days or more. Interest payments received on nonaccrual loans are applied to principal if collection of principal is doubtful or reflected as interest income on a cash basis. Loans may be reinstated to accrual status when current and collectibility of principal and interest is no longer doubtful.

     The Savings Bank's Board of Directors is informed monthly of the status of all loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Savings Bank.

     The following table sets forth information with respect to the Savings Bank's nonperforming assets and restructured loans at the dates indicated.

                             At March 31,                At June 30,
                         ------------------     -----------------------------
                          1998        1997       1996       1995        1994
                          ----        ----       ----       ----        ----
                                      (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
 Mortgage loans:
  One- to- four
   family . . . . .      $ 258       $ 167       $ 111      $  47       $  15
 Consumer loans . .         17          23          52         20          26
                         -----       -----       -----      -----       -----
  Total . . . . . .        275         190         163         67          41

Accruing loans which are
 contractually past due
 90 days or more. .         --          --          --         --          --
                         -----       -----       -----      -----       -----
  Total . . . . . .         --          --          --         --          --

Total of nonaccrual
 and 90 days past
 due loans. . . . .        275         190         163         67          41

Foreclosed real
 estate . . . . . .                     --          13         --          --

Other repossessed
 assets . . . . . .        313          10          34         --          18
                         -----       -----       -----      -----       -----
  Total nonperforming
   assets . . . . .      $ 588       $ 200       $ 210      $  67       $  59
                         =====       =====       =====      =====       =====
Restructured loans.      $   0       $  --       $  --      $  --       $  18
                         =====       =====       =====      =====       =====
Nonaccrual and 90 days
 or more past due loans
 as a percentage of
 loans receivable, net     0.18%      0.14%       0.12%      0.05%       0.04%

Nonaccrual and 90 days
 or more past due loans
 as a percentage of
 total assets . . .       0.10%       0.09%       0.08%      0.03%       0.02%

Nonperforming assets
 as a percentage of
 total assets . . .       0.22%       0.10%       0.10%      0.03%       0.03%

Loans receivable,
 net. . . . . . . .   $153,838    $138,881    $132,347   $124,440    $112,101

Total assets. . . .   $263,224    $204,213    $203,457   $205,400    $196,736

     Interest income that would have been recorded for the year ended March 31, 1998 had nonaccruing loans been current in accordance with their original terms, and the amount of interest included in interest income on such loans for such periods was immaterial.

     Real Estate Acquired in Settlement of Loans. See Note 1 of Notes to Consolidated Financial Statements regarding the Savings Bank's accounting for foreclosed real estate. At March 31, 1998, the Savings Bank had $313,000 of foreclosed real estate.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Savings Bank.

     The aggregate amounts of the Savings Bank's classified and special mention assets, and of the Savings Bank's general and specific loss allowances at the dates indicated, were as follows:

                                    At March 31,
                                ------------------   At June 30,
                                   1998       1997       1996
                                   ----       ----       ----
                                         (In thousands)

Loss . . . . . . . . . . . . .   $    15     $   7      $   --
Doubtful . . . . . . . . . . .        --        22          11
Substandard assets . . . . . .       568       796         905
Special mention. . . . . . . .     1,501       838         582

General loss allowances. . . .       832       718         541
Specific loss allowances . . .        15         7          --

     At March 31, 1998, substandard assets consisted of 13 one- to- four amily mortgage loans, seven secured consumer loans, four unsecured consumer loans and three VISA credit card accounts.

     At March 31, 1998, special mention assets consisted of 18 one- to- four family mortgage loans, 13 secured consumer loans, four unsecured consumer loans and nine VISA credit card accounts.

     Allowance for Loan Losses. The Savings Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Savings Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Savings Bank increases its allowance for loan losses by charging provisions for loan losses against the Savings Bank's income.

     Allowances for losses on specific problem loans and real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgement of management, is impaired. In addition to specific reserves, the Savings Bank also maintains general provisions for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the factors and trends underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The ultimate recovery of loans is susceptible to future market factors beyond the Savings Bank's control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statement. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's valuation allowance on loans and real estate owned. Generally, a provision for losses is charged against income quarterly to maintain the allowance for loan losses.

     At March 31, 1998, the Savings Bank had an allowance for loan losses of $847,000, which management believes was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's allowance for possible loan losses for the periods indicated.

                                    Nine Months
                         Year         Ended
                         Ended       March 31,        Year Ended June 30,
                        March 31,  -------------     ---------------------
                          1998     1997     1996     1996     1995    1994
                          ----     ----     ----     ----     ----    ----
                                     (Dollars in thousands)
Allowance at beginning
 of period . . . . . .    $725     $541     $455     $455     $403    $506
Provision (credit) for
 loan losses . . . . .     138      216       91      115       67     (90)
Recoveries:
 Mortgage loans:
  One- to- four
   family. . . . . . .       4       --        9       12        5       4
 Consumer loans:
  Credit card. . . . .       4        4        1        1       --      --
  Other. . . . . . . .      25        3       --        1       --       8
                          ----     ----     ----     ----     ----    ----
   Total recoveries. .      33        7       10       14        5      12
                          ----     ----     ----     ----     ----    ----
Charge-offs:
 Mortgage loans:
  One- to- four
   family. . . . . . .       5        5       --       --       --      21
 Consumer loans:
  Credit card. . . . .      36       26       25       41       --       1
  Automobile . . . . .       8       --       --       --       --      --
  Unsecured. . . . . .      --       --       --       --       --      --
  Other. . . . . . . .      --        8       --        2       20       3
                          ----     ----     ----     ----     ----    ----
   Total charge-offs .      49       39       25       43       20      25
                          ----     ----     ----     ----     ----    ----
   Net charge-offs . .      16      (32)     (15)     (29)     (15)    (13)
    Allowance at end of   ----     ----     ----     ----     ----    ----
     period. . . . . .    $847     $725     $531     $541     $455    $403
                          ====     ====     ====     ====     ====    ====
Allowance for loan losses
 as a percentage of total
 loans outstanding at the
 end of the period . . .  0.55%    0.52%    0.41%    0.41%    0.37%   0.36%

Net charge-offs as a
 percentage of average
 loans outstanding
 during the period . . .  0.01%    0.03%    0.02%    0.02%    0.01%   0.01%

Allowance for loan
 losses as a percentage
 of nonperforming loans
 at end of period. . . .308.07%  381.58%  424.80%  331.90%  679.10% 982.93%


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  Management believes that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                        At March 31,                            At June 30,
                              ------------------------------ --------------------------------------------
---
                                  1998            1997            1996             1995           1994
                              -------------- --------------- --------------- ---------------- -----------
---
                                     Percent         Percent         Percent          Percent
Percent
                                     Loans           Loans           Loans            Loans
Loans
                                     of              of              of               of              of
                                     Cate-           Cate-           Cate-            Cate-
Cate-
                                     gory            gory            gory             gory
gory
                                     to              to              to               to              to
                                     Total           Total           Total            Total
Total
                              Amount Loans   Amount  Loans   Amount  Loans   Amount   Loans   Amount
Loans
                              ------ -----   ------  -----   ------  -----   ------   -----   ------  ---
--
                                                              (Dollars in thousands)
Mortgage loans:
 One- to- four family . . .   $329   66.65%   $357   74.05%   $354   80.92%   $284    79.90%   $244
80.92%
Non-mortgage loans. . . . .    236   20.29     173   16.84     174   18.06     162    19.08     155
18.54
Commercial business and
 real estate. . . . . . . .    164    8.90     105    6.25      --      --      --       --      --
--
Agricultural loans. . . . .     87    3.19      61    1.74      --      --      --       --      --
--
 Credit cards . . . . . . .     26     .55      24    0.60       9    0.58       5     0.56      --
--
 Loans secured by deposit
  accounts. . . . . . . . .      5     .42       5    0.52       4    0.44       4     0.46       4
0.54
  Total allowance             ----  ------    ----  ------    ----  ------    ----   ------    ----  ----
--
   for loan losses. . . . .   $847  100.00%   $725  100.00%   $541  100.00%   $455   100.00%   $403
100.00%
                              ====  ======    ====  ======    ====  ======    ====   ======    ====
======

                                                         18

Investment Activities

     The Savings Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Savings Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Savings Bank are also required to maintain an investment in FHLB stock. The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in the Annual Report.

     The Savings Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Savings Bank's investment securities purchases have generally been limited to U.S. Government and government agency securities with contractual maturities of between one and ten years and mortgage-backed and related securities issued by the FNMA, Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") with maturities of up to 30 years. However, a portion of the conversion oversubscription proceeds was invested in short-term commercial paper of the two highest ratings with maturities of less than 45 days during September 1997.

     At March 31, 1998, the Savings Bank held securities classified as available-for-sale and held-to-maturity under SFAS 115. There were no trading securities at March 31, 1998. See Note 2 of Notes to Consolidated Financial Statements. Trading of investment securities is not part of the Savings Bank's operating strategy.

     The Savings Bank's investment policies generally limit investments to U.S. Government and government agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed and related securities and certain types of mutual funds. The Savings Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Savings Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan
amortization and repayments).   The effect that the proposed investment would
have on the Savings Bank's credit and interest rate risk and risk-based capital is also considered.

     At March 31, 1998, the Savings Bank did not have any securities (other than U.S. government and agency securities) which had an aggregate book value in excess of 10% of the Savings Bank's shareholders' equity at that date.

     The following table sets forth the amortized cost and fair value of the Savings Bank's debt and mortgage-based and related securities, by accounting classification and by type of security, at the dates indicated.

                                  At March 31,                  At June 30,
                      ------------------------------------- ------------------
                             1998               1997               1996
                      ------------------ ------------------ ------------------
                                 Percent            Percent            Percent
                      Carrying   of      Carrying   of      Carrying   of
                      Value(1)   Total   Value(1)   Total   Value(1)   Total
                      --------   -----   --------   -----   --------   -----
                                       (Dollars in thousands)
Held to Maturity:
 U.S. Government
  agency obligations  $    --       --%  $    --       --%  $    --       --%
 Mortgage-backed and
  related securities   12,805    16.46    15,302    30.03    17,011    28.84
Total held to         -------   ------   -------   ------   -------   ------
 maturity securities   12,805    16.46    15,302    30.03    17,011    28.84

Available for Sale:
U.S. Government
 agency obligations.   37,175    47.78    15,857    31.12   19,900     33.74
Mortgage-backed and
 related securities.   27,778    35.70    19,745    38.75    19,451    32.98
Other. . . . . . . .       50      .06        50     0.10        50     0.08
 Total available for  -------   ------   -------   ------   -------   ------
  sale securities. .   65,003    83.54    35,652    69.97    39,401    66.80

Trading:
Mortgage-backed and
 related securities.       --       --        --       --     2,569     4.36
                      -------   ------   -------   ------   -------   ------
Total. . . . . . . .  $77,808   100.00%  $50,954   100.00%  $58,981   100.00%
                      =======   ======   =======   ======   =======   ======
----------------
(1) The market value of the Savings Bank's investment portfolio amounted to $78.2 million, $51.0 million and $58.8 million at March 31, 1998 and 1997 and June 30, 1996, respectively. At March 31, 1998, the market value of the principal components of the Savings Bank's investment securities portfolio was as follows: U.S. Government securities, $37.2 million; mortgage-backed and related securities, $41.0 million.

     The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed and related securities in the Savings Bank's investment securities portfolio at March 31,
1998.
                                Less Than          One to         Five to            Over Ten
                                 One Year        Five Years       Ten Years           Years
                              --------------   --------------   --------------   ---------------
                              Amount   Yield   Amount  Yield    Amount  Yield    Amount    Yield    Total
                              ------   -----   ------  -----    ------  -----    ------    -----    -----
                                                      (Dollars in thousands)
Held to Maturity:
 Mortgage-backed and
  related securities. . . . . $   --     --%   $    --    --%   $    --    --%   $12,805   7.07%
$12,805

Available for Sale:
 U.S. Government agency
  obligations . . . . . . . .     --     --     15,028  6.24     22,147  7.02         --     --
37,175
 Mortgage-backed and related
  securities. . . . . . . . .     --     --        302  7.15        166  6.54     27,310   7.19
27,778
 Other. . . . . . . . . . . .     --     --         50  8.38         --    --         --     --
50
  Total available for
   sale securities. . . . . .     --            15,380           22,313           27,310
65,003
                              ------           -------          -------          -------           ------
-
Total . . . . . . . . . . . . $   --           $15,380          $22,313          $40,115
$77,808
                              ======           =======          =======          =======
=======

                                                       20

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Savings Bank's lending and other investment activities. In addition, the Savings Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Seattle and repurchase agreements may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Presently, the Savings Bank has no other borrowing arrangements.

     Deposit Accounts. A substantial number of the Savings Bank's depositors reside in Oregon. The Savings Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Savings Bank reviews its deposit mix and pricing weekly. The Savings Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit. The Savings Bank has also begun to seek business checking accounts in connection with its community banking activities.

     The Savings Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Savings Bank does not seek to pay the highest deposit rates but a competitive rate. The Savings Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB-Seattle lending programs, and the deposit growth rate the Savings Bank is seeking to achieve.

     In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to the Company as the sole stockholder of the Savings Bank.

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at March 31, 1998.
                                                                      Per-
Weighted                                                              centage
Average                                                               of
Interest                                                      Minimum Total
Rate   Term          Category                        Amount   Balance Deposits
----   ----          --------                        ------   ------- --------
                             (In thousands except minimum balance)
N/A%   N/A           Non-interest-bearing           $  8,648       10    4.49%
1.70   N/A           NOW accounts                     33,365       10   17.31
3.62   N/A           Money market accounts            22,081    1,000   11.46
2.86   N/A           Passbook savings accounts        23,741        5   12.32

       Certificates of Deposit
       -----------------------
5.84   3 to 5 years  Fixed-term, fixed-rate           20,365    1,000   10.57
4.60   3 1/2 years   Fixed-term, fixed-rate              240    1,000    0.12
4.29   91 day        Fixed-term, fixed-rate            2,230    1,000    1.16
4.89   182 day       Fixed-term, fixed-rate            8,768    1,000    4.55
5.29   1 year        Fixed-term, variable-rate        35,299    1,000   18.31
5.37   2 1/2 year    Fixed-term, variable-rate        11,042    1,000    5.73
5.53   5 year        Fixed-term, variable-rate           427    1,000    0.22
4.60   18 month      Fixed-term, adjustable-rate       1,864        5    0.97
5.79   6 year        Fixed-term, adjustable-rate         716        0    0.37
5.71   Varies        Various term, fixed-rate          5,169    1,000    2.68
5.67   Varies        Jumbo certificates               18,780  100,000    9.74
                                                    --------           ------
                           TOTAL                    $192,735           100.00%
                                                    ========           ======

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 1998. Jumbo certificates of deposit have principal balances of $100,000 or more and generally have negotiable interest rates.

                                         Certificates
Maturity Period                          of Deposits
---------------                          -----------
                                        (In thousands)

Three months or less . . . . . . .          $10,243
Over three through six months. . .            3,274
Over six through twelve months . .            2,806
Over twelve months . . . . . . . .            2,457
                                            -------
    Total. . . . . . . . . . . . .          $18,780
                                            =======


     Deposit Flow.  The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Savings Bank between the dates indicated.

                                                       At March 31,                           At June 30,
                                ---------------------------------------------------------  --------------
--
                                           1998                         1997                     1996
                                ----------------------------  ---------------------------  --------------
--
                                           Percent                    Percent
Percent
                                             of    Increase             of      Increase             of
                                Amount     Total  (Decrease)  Amount   Total   (Decrease)  Amount   Total
                                ------     -----  ----------  ------   -----   ----------  ------   -----

                                                 (Dollars in thousands)

Non-interest-bearing . . . . . $  8,648     4.49%  $  2,366  $  6,282    3.51%   $1,388   $  4,894
2.77%
NOW checking . . . . . . . . .   33,365    17.31      6,104    27,261   15.22       735     26,526
15.02
Passbook savings accounts. . .   23,741    12.32       (263)   24,004   13.40      (964)    24,969
14.14
Money market deposit . . . . .   22,081    11.46      5,296    16,785    9.37     1,900     14,885
8.43
Fixed-rate certificates which
 mature:
  Within 1 year. . . . . . . .   72,279    37.50     (5,161)   77,440   43.22     7,624     69,816
39.53
  After 1 year, but within 3
   years . . . . . . . . . . .   25,996    13.49      6,738    19,258   10.75    (6,097)    25,354
14.36
  After 3 years, but within 5
   years . . . . . . . . . . .    4,581     2.37     (2,071)    6,652    3.71      (619)     7,271
4.12
  Certificates maturing
   thereafter. . . . . . . . .    2,044     1.06        568     1,476    0.82    (1,428)     2,904
1.63
                               --------   ------    -------  --------  ------    ------   --------  -----
-
     Total . . . . . . . . . . $192,735   100.00%   $13,577  $179,158  100.00%   $2,539   $176,619
100.00%
                               ========   ======    =======  ========  ======    ======   ========
======

     Time Deposits by Rates. The following table sets forth the amount of time deposits in the Savings Bank categorized by rates at the dates indicated.

                                        At March 31,
                                  -----------------------      At June 30,
                                     1998          1997           1996
                                     ----          ----           ----
                                              (In thousands)

2.00 - 3.99% . . . . .            $    229       $    952       $    979
4.00 - 4.99% . . . . .              23,094         21,618         25,383
5.00 - 5.99% . . . . .              74,946         58,210         53,156
6.00 - 6.99% . . . . .               5,390         16,342         16,475
7.00% and over . . . .               1,241          7,704          9,352
                                  --------       --------       --------
Total. . . . . . . . .            $104,900       $104,826       $105,345
                                  ========       ========       ========

     Deposit Activity. The following table sets forth the deposit activity of the Savings Bank for the periods indicated.

                                   Year        Nine Months Ended   Year Ended
                                   Ended           March 31,        June 30,
                                  March 31,    -----------------   ----------
                                    1998       1997        1996       1996
                                    ----       ----        ----       ----
                                                (In thousands)

Beginning balance . . . . . . .   $179,158   $176,619    $172,569   $172,569
                                  --------   --------    --------   --------
Net (withdrawals) deposits
  before interest credited. . .      5,964     (2,946)       (477)    (3,529)
Interest credited . . . . . . .      7,613      5,485       5,739      7,579
                                  --------   --------    --------   --------
Net increase (decrease)
  in deposits . . . . . . . . .     13,577      2,539       5,262      4,050
                                  --------   --------    --------   --------
Ending balance. . . . . . . . .   $192,735   $179,158    $177,831   $176,619
                                  ========   ========    ========   ========

     Borrowings.     The Savings Bank utilizes advances from the FHLB-Seattle
to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Savings Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Savings Bank is currently authorized to borrow from the FHLB up to an amount equal to 20% of total assets. The Savings Bank may increase the amount of its FHLB advances if loan demand exceeds deposit growth.

     Prior to December 1997, the Savings Bank also used retail repurchase agreements due generally within one day as a source of funds, but discontinued their use in December 1997. See Note 7 of Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding borrowings by the Savings Bank at the end of and during the periods indicated:
                                                                       At or
                                      At or       At or For the      For the
                                      For the   Nine Months Ended  Year Ended
                                     Year Ended      March 31,       June 30,
                                      March 31, -----------------  ----------
                                       1998       1997       1996      1996
                                       ----       ----       ----      ----
                                              (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
 Securities sold under agreements
  to repurchase. . . . . . . . . . .   $1,473     $1,459     $1,432    $1,432
 FHLB advances . . . . . . . . . . .    8,000      2,850      9,100     9,100

Approximate average short-term borrowings
 outstanding with respect to:
  Securities sold under agreements
   to repurchase . . . . . . . . . .      924      1,396      1,215     1,260
  FHLB advances  . . . . . . . . . .    3,024        861      7,939     6,965

Approximate weighted average rate paid on:
 Securities sold under agreements
  to repurchase. . . . . . . . . . .     3.55%      3.50%      3.57%     3.56%
 FHLB advances . . . . . . . . . . .     5.85       4.88       6.08      6.21

                                  REGULATION
General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements.
The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the Securities and Exchange Commission ("SEC").

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Savings Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle. The Savings Bank complied with this requirement with an investment in FHLB-Seattle stock of $2.8 million at March 31, 1998. Among other benefits, the FHLB-Seattle provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Savings Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Savings Bank's assessments expensed for the year ended March 31, 1998 equaled $133,000.

     Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources -- Liquidity and Capital Resources" contained in the Annual Report. At March 31, 1998, the Savings Bank's liquidity ratio was 15.75%.

     Prompt Corrective Action. Under the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than

3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At March 31, 1998, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer- related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1998, the qualified thrift investments of the Savings Bank were approximately 79.1% of its portfolio assets.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Savings Bank.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The following table presents the Savings Bank's regulatory capital compliance as of March 31, 1998.
                                                         Percent of
                                                       Adjusted Total
                                           Amount         Assets(1)
                                           ------         ------
                                           (Dollars in thousands)

Tangible capital . . . . . . . . .        $46,921           17.9%
Minimum required
 tangible capital. . . . . . . . .          3,923            1.5%
                                          -------           ----
Excess . . . . . . . . . . . . . .        $42,998           16.4%
                                          =======           ====
Core capital . . . . . . . . . . .        $46,921           17.9%
Minimum required core
 capital(2). . . . . . . . . . . .         10,462            4.0%
                                          -------           ----
Excess . . . . . . . . . . . . . .        $36,459           13.9%
                                          =======           ====
Risk-based capital(3). . . . . . .        $47,768           37.5%
Minimum risk-based
 capital requirement . . . . . . .         10,180            8.0%
                                          -------           ----
Excess . . . . . . . . . . . . . .        $37,588           29.5%
                                          =======           ====
----------------
(1) Based on adjusted total assets of $261.8 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $127.3 million for purposes of the risk-based capital requirement.
(2) The current OTS core capital requirement for savings associations is 3% of total adjusted assets. The OTS has proposed core capital requirements that would require a core capital ratio of 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness and a core capital ratio of 4% to 5% for all other thrifts.
(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Savings Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At March 31, 1998, the Savings Bank's limit on loans to one borrower was $7.0 million. At March 31, 1998, the Savings Bank's largest aggregate amount of loans to one borrower was $2.4 million, all of which were performing according to their terms.

     Activities of Associations and their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal CRA, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulations

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                  TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Savings Bank's federal income tax returns have not been audited within the past five years.

State Taxation

     The Savings Bank is subject to an Oregon corporate excise tax at a statutory rate of 6.6% of income. The Savings Bank's state income tax returns have not been audited during the past five years.

Competition

     The Savings Bank faces strong competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area. As of March 31, 1998, there were eight commercial banks and two other thrifts operating in the Savings Bank's primary
market area.   Particularly in times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Savings Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Savings Bank's growth in the future.

Subsidiary Activities

     The Savings Bank has two subsidiaries, Pioneer Development Corporation ("PDC") and Pioneer Bank Investment Corporation ("PBIC"). PDC's primary interest is to purchase land sale contracts. PBIC's primary interest is to hold the Savings Bank's non-conforming assets. At March 31, 1998, the Savings Bank's equity investment in PDC and PBIC was $1.9 million and $210,000, respectively, including loans to PDC and PBIC with outstanding balances of $245,000 and $165,000, respectively, at March 31, 1998.

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its subsidiaries did not exceed these limits at March 31, 1998.

Personnel

     As of March 31, 1998, the Savings Bank had 98 full-time and three part-time employees, none of whom is represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name              Age(1)  Position
----              ------  --------

Jerry F. Aldape    49     President and Chief Executive Officer

Zane F. Lockwood   43     Senior Vice President

-------------
(1) At March 31, 1998.

     Jerry F. Aldape has served as President and Chief Executive Officer of the Company and the Savings Bank since March 1998, succeeding Dan L. Webber. He served as the Savings Bank's Senior Vice President since 1994 and Corporate Secretary since 1997. Mr. Aldape served as Controller/Financial Advisor/ Consultant/Personnel Officer with Insight Distributing, Inc., Sandpoint, Idaho, from 1993 to 1994. Before 1994 he served as the Senior Vice President/ Chief Financial Officer for United First Federal Bank, a Federal Savings Bank, located in Boise, Idaho, for seven years. Mr. Aldape has over 25 years of business and banking experience.

     Zane F. Lockwood has served as the Savings Bank's Senior Vice President since March of 1998. Prior to that time, he served as Senior Commercial Lender after joining the Savings Bank in October 1997. Mr. Lockwood was employed by U.S. Bank for over 24 years in various capacities before joining the Savings Bank. During his last ten years with U.S. Bank he was a team leader in their Regional Business Loan Center located in Pendleton, Oregon. In that position he supervised the commercial and agricultural lending in Union, Baker, Wallowa, Grant and Malheur counties. Mr. Lockwood was very involved in the communities he has resided in having held numerous board memberships, including president of the La Grande/Union County Chamber of Commerce.

Item 2.  Properties
-------------------

     The following table sets forth certain information regarding the Savings Bank's offices at March 31, 1998, all of which are owned.

                                             Approximate
Location                   Year Opened      Square Footage     Deposits
--------                   -----------      --------------     --------
                                                             (In thousands)
Main Office:

2055 First Street            1979                10,700        $ 63,152
Baker City, Oregon 97814

Branch Offices:

La Grande Branch             1975                 6,758          44,758
1215 Adams Avenue
La Grande, Oregon 97850

Island City Branch           1997                 4,200          12,600
3106 Island Avenue
La Grande, Oregon 97850

Ontario Branch               1960                 3,700          25,606
225 SW Fourth Avenue
Ontario, Oregon 97914

John Day Branch              1973                 2,420          13,272
150 West Main Street
John Day, Oregon 97845

Burns Branch                 1975                 2,567          12,242
77 W. Adams Street
Burns, Oregon  97720

Enterprise Branch            1976                 3,360          21,105
205 West Main Street
Enterprise, Oregon 97828

     The Savings Bank uses the services of an in-house data processing system. At March 31, 1998, the Savings Bank had ten proprietary automated teller machines, six of which were located in existing branches. At March 31, 1998, the net book value of the Savings Bank's office properties and the Savings Bank's fixtures, furniture and equipment was $5.6 million or 2.1% of total assets. See Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report.

Item 3. Legal Proceedings
-------------------------

     Periodically, there have been various claims and lawsuits involving the Savings Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
--------------------------------------------------------------------------
         Matters
         -------

     The information contained under the section captioned "Stock Listing" on the inside back cover of the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained under the section captioned "SELECTED CONSOLIDATED FINANCIAL DATA" on pages 7 through 9 of the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

     The information contained in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" beginning on page 10 of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The information contained in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset and Liability Management" on pages 19 and 20 of the Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         (a)  Financial Statements
              Independent Auditors' Reports*
              Consolidated Balance Sheets as of March 31, 1998 and 1997* Consolidated Statements of Income for the Year Ended March 31,
                1998, the Nine Months Ended March 31, 1997 and the Year Ended June 30, 1996*
              Consolidated Statements of Shareholder's Equity for the Year
                Ended March 31, 1998, the Nine Months Ended March 31, 1997 and the Year Ended June 30, 1996*
              Consolidated Statements of Cash Flows for the Year Ended March
                31, 1998, the Nine Months Ended March 31, 1997 and the Year Ended June 30, 1996*
              Notes to the Consolidated Financial Statements*

         * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

         (b)  Supplementary Data

     The information contained in Note 19 to the Consolidated Financial Statements included in the Annual Report is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation
-------------------------------

     The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

     (b)  Security Ownership of Management

          The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Security Ownership of Certain Beneficial owners and Management" of the Proxy Statement.

     (c)  Changes in Control

          The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information set forth under the section captioned "Proposal I - Election of Directors - Certain Transactions with the Savings Bank" in the Proxy Statement is incorporated herein by reference.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)  Exhibits

          3(a)   Articles of Incorporation of the Registrant*
          3(b)   Bylaws of the Registrant*
          10(a)  Employment Agreement with Jerry F. Aldape**
          10(b)  Severance Agreement with Nadine J. Johnson**
          10(c)  Severance Agreement with William H. Wineger**
          10(d)  Employee Severance Compensation Plan**
          10(e)  Pioneer Bank, a Federal Savings Bank Employee Stock Ownership
                  Plan
          10(f)  Pioneer Bank, a Federal Savings Bank 401(k) Plan*
          10(g)  Pioneer Bank Director Emeritus Plan*
          10(h)  1998 Stock Option Plan***
          10(i)  1998 Management Recognition and Development Plan***
          13     Annual Report to Shareholders
          21     Subsidiaries of the Registrant
          23     Consent of Independent Auditors
          27     Financial Data Schedule
          99     Former Independent Auditors' Report

----------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K was filed on March 24, 1998 to report the resignation of Dan L. Webber, President and Chief Executive Officer of the Company and the Savings Bank, and to announce the appointment of Jerry F. Aldape as his successor.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OREGON TRAIL FINANCIAL CORP.


Date:  June 29, 1998            By: /s/ Jerry F. Aldape
                                    ----------------------------------------
                                    Jerry F. Aldape
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                                  DATE
----------                  -----                                  ----

/s/ Jerry F. Aldape         President, Chief Executive Officer  June 29, 1998
--------------------------  and Director
Jerry F. Aldape             (Principal Executive Officer)


/s/ Nadine J. Johnson       Chief Financial Officer             June 29, 1998
--------------------------  (Principal Financial Officer)
Nadine J. Johnson


/s/ John Gentry             Chairman of the Board               June 29, 1998
--------------------------
John Gentry


/s/ Albert H. Durgan        Director                            June 29, 1998
--------------------------
Albert H. Durgan


/s/ Edward H. Elms          Director                            June 29, 1998
--------------------------
Edward H. Elms


/s/ John A. Kienkaemper     Director                            June 29, 1998
--------------------------
John A. Lienkaemper


/s/ Charles Rouse           Director                            June 29, 1998
--------------------------
Charles Rouse


/s/ Stephen R. Whittemore   Director                            June 29, 1998
--------------------------
Stephen R. Whittemore

                                 EXHIBIT 13

                    1998 Annual Report to Shareholders


                          THE NEW PIONEERS





OREGON TRAIL FINANCIAL CORPORATION                        1998 ANNUAL REPORT

 [LOGO]   OREGON
            TRAIL
             FINANCIAL CORP.


OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

TABLE OF CONTENTS
--------------------------------------------

Letters to Shareholders                     3

Directors, Officers and Managers            4

Selected Consolidated
Financial and Other Data                    7

Management's Discussion and Analysis       10

Independent Auditors' Report               22

Consolidated Financial Statements          23

Notes to Consolidated
Financial Statements                       30

Community Involvement                      47

Corporate and                          inside
Investor Information               back cover

Dear Shareholders:

     The past year has been one of solid growth and improvement for Pioneer Bank and the newly formed Oregon Trail Financial Corp. We opened a new branch in Island City and extensively remodeled our John Day branch. Construction of a new branch in Burns will be completed in the fall of 1998. These changes are helping to improve our level of customer service and increase our commitment to the local communities.

     Pioneer Bank's total loans receivable increased by $14.9 million or 10.7%. The growth in the lending portfolio can be attributed to a continuing focus on increasing consumer, commercial and agricultural lending relationships. Concurrently, the total deposits of the bank increased by $13.6 million or 7.58%. We feel this increase was attributable to successfully attracting core deposits due to our commitment to personal customer service.

     We have made a commitment to continue to build our commercial and agricultural relationships and still maintain our consumer and home mortgage markets. As our relationships grow, we enhance our commitment to Eastern Oregon and Western Idaho.

Very truly yours,

/s/ Jerry F. Aldape

Jerry F. Aldape
President and Chief Executive Officer


     In 1997, we forged a new trail. The initial public offering of our stock on October 3, 1997 opened the way for a whole new era of growth and service for Pioneer Bank and its customers.

     Our conversion from a mutual savings bank to a federal stock savings bank enables us to continue our expansion of lending and investment activities, diversify our operations, and investigate future branch acquisitions, while allowing local and employee ownership.

      Our mission statement is: "to be your preferred community bank." We will continue to support our communities' growth, building on our distinguished heritage and always looking to the future. Our continued investment in our facilities, our product diversity, and more importantly, the investment in our people verify our commitment.

     I thank our employees for their continued dedication and contributions. I also thank our thousands of customers, the people in the communities we have the privilege to serve, and you, our stockholders, for your continued support.

Very truly yours,

/s/ John Gentry

John Gentry
Chairman of the Board of Directors

[picture]  John Gentry
           Chairman of the Board

[picture] [Directors]

(standing, from far left)
John Gentry
John A. Lienkaemper
Stephen R. Whittemore
Edward H. Elms
Chuck Rouse
Albert H. Durgan

[picture] [Directors Emeritus]

(seated, from far left)
Donald R. Guyer
Carl Davis
Ivan P. Patrick
W.S. Thomas
Bruce Kirkpatrick

[picture] [Officers]

(standing, from far left)
Chad Holt
Human Resources Manager

Bruce Barfuss
Treasurer/Controller

Karen Yeakley
Operations Manager

Tom Bennett
Senior Credit Manager

Hank Winegar
Chief Operations Officer

(seated, from far left)
Nadine Johnson
Chief Financial Officer

Michelle Kaseberg
Marketing/Training Coordinator

[picture] Jerry Aldape
          President/CEO

[picture] Zane Lockwood
          Senior Vice President

[picture] [Branch Managers]

(standing, from far left)
Rod Howley
John Day Branch

Jim Thomssen
Ontario Branch

Jeff Puckett
La Grande & Island City Branches

David Banta
Baker City Branch

(seated, from far left)
Annette Aschenbrenner
Enterprise Branch

Karen Smelser
Burns Branch


Eastern Oregon's Own Since 1901.

[picture] [Commercial Loan Officers]

(left to right)
Jerry Kincaid
Craig Nightingale
Craig Klug

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Financial Condition Data    AT MARCH 31,                AT JUNE 30,
(in thousands)         --------------------  -------------------------------
                          1998        1997      1996       1995       1994

Total assets           $ 263,224  $ 204,213  $ 203,457  $ 205,400  $ 196,736
Loans receivable, net    153,838    138,881    132,347    124,440    112,101
Loans held-for-sale            0        428          0          0          0
Investment securities
 held to maturity          2,985      2,763      2,609     21,657     22,735
Investment securities
 available for sale       37,225     15,907     19,950      2,902      2,780
Mortgage-backed and
 related securities
 held for trading              0          0      2,569      3,786      3,668
Mortgage-backed and
 related securities
 available for sale       27,778     19,745     19,451          0          0
Mortgage-backed and
 related securities
 held to maturity         12,805     15,302     17,011     42,245     46,441
Cash and interest-
 bearing deposits         20,311      4,975      3,416      4,844      4,867
Deposit accounts         192,735    179,158    176,619    172,569    177,107
Borrowings                     0      2,231      4,082     12,161      1,896
Shareholders' equity
 (retained earnings
 before 3/31/98)          67,301     21,026     20,004     17,812     15,477
Shares outstanding
 excluding unearned
 restricted shares
 held in ESOP              4,346        N/A        N/A        N/A       N/A


                            AT MARCH 31,                AT JUNE 30,
                       --------------------  -------------------------------
                          1998        1997      1996       1995       1994

Number of:
 Real estate loans
  outstanding              2,245      2,381      2,493      2,527      2,545
 Deposit accounts         28,781     29,455     30,524     30,136     28,839
 Full-service offices          7          7          7          7          7

                                                                  (Continued)

Selected Consolidated Financial and Other Data

                        Twelve Months   Nine Months
                           Ended           Ended
                          March 31,       March 31,     Year Ended June 30,
                      --------------- --------------- -----------------------
                        1998    1997    1997    1996     1996   1995    1994
                             (unaudited)     (unaudited)
OPERATING DATA
(in thousands except
  per share data)

Interest income       $18,511 $16,082 $12,030 $11,960 $16,012 $14,807 $14,621
Interest expense        7,824   7,475   5,553   6,134   8,057   7,083   6,534
                      ------- ------- ------- ------- ------- ------- -------
Net interest income    10,687   8,607   6,477   5,826   7,955   7,724   8,087
Provision (credit)
 for loan losses          138     226     216      91     115      67     (90)
                      ------- ------- ------- ------- ------- ------- -------
Net interest income
 after provision for
 loan losses           10,549   8,381   6,261   5,735   7,840   7,657   8,177

Gains (losses) from
 sale of securities         0     (51)      0      34      34       0      59
Other income            1,046     828     661     563     677   1,141     629
Other expenses(1)       6,533   6,454   5,075   3,647   5,009   5,027   4,602
                      ------- ------- ------- ------- ------- ------- -------
Income before income
 taxes                  5,062   2,704   1,847   2,685   3,542   3,771   4,263
Provision for income
 taxes                  2,026   1,080     749   1,033   1,363   1,512   1,616
                      ------- ------- ------- ------- ------- ------- -------
Net income            $ 3,036 $ 1,624 $ 1,098 $ 1,652 $ 2,179 $ 2,259 $ 2,647
                      ======= ======= ======= ======= ======= ======= =======
Earnings per common
 share-since date of
 conversion (See Note
 1 of Notes to Con-
 solidated Financial
 Statements)          $  0.38     N/A     N/A     N/A     N/A     N/A     N/A

Weighted average
 number (since date
 of conversion of
 common shares out-
 standing)              4,326     N/A     N/A     N/A     N/A     N/A     N/A

                                                                  (Continued)

Selected Consolidated Financial and Other Data

                       At or For the  At or For the
                       Twelve Months   Nine Months
                          Ended           Ended          At or For the
                         March 31,       March 31,     Year Ended June 30,
SELECTED FINANCIAL    --------------- --------------- -----------------------
 RATIOS                 1998    1997    1997    1996     1996   1995    1994

Performance Ratios:(2)
Return on average
 assets(3)               1.25%   0.80%   0.72%   1.06%   1.06%   1.12%   1.35%
Return on average
 equity(4)               6.65    7.96    7.09   11.67   11.40   13.59   18.57
Interest rate spread(5)  3.73    3.89    3.90    3.45    3.56    3.61    3.95
Net interest margin(6)   4.60    4.37    4.40    3.87    3.97    3.94    4.22
Average interest-
 earning assets to
 average interest-
 bearing liabilities   125.92  112.74  113.20  110.33  110.64  109.27  107.88
Noninterest expense
 as a percent of
 average total assets    2.69    3.16    3.31    1.76    2.43    2.49    2.34
Efficiency ratio(7)     56.35   70.47   73.31   57.60   58.58   57.14   51.92
Dividend payout
 ratio(8)               13.16     N/A     N/A     N/A     N/A     N/A     N/A

Asset Quality Ratios:
Nonaccrual and 90 days
 or more past due loans
 as a percent of total
 loans, net              0.18    0.14    0.14    0.10    0.12    0.05    0.04
Nonperforming assets as
 a percent of total
 assets                  0.22    0.10    0.10    0.06    0.10    0.03    0.03
Allowance for losses as
 a percent of gross
 loans receivable        0.55    0.52    0.52    0.41    0.41    0.37    0.36
Allowance for losses as
 a percent of nonper-
 forming loans         308.07  381.58  381.58  424.80  331.90  679.10  982.93
Net charge-offs to
 average outstanding
 loans                   0.01    0.02    0.03    0.02    0.02    0.01    0.01

Capital Ratios:
Total equity-to-assets
 ratio                  25.57   10.30   10.30    8.68    9.83    8.67    7.87
Average equity to
 average assets(9)      18.82   10.01   10.14    9.11    9.26    8.25    7.25

(1) Includes FDIC SAIF assessment of $1.1 million during the nine months ended March 31, 1997.
(2) Annualized, where appropriate for the nine months ended March 31, 1997 and 1996.
(3) Net earnings divided by average total assets.
(4) Net earnings divided by average equity.
(5) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(6) Net interest income as a percentage of average interest-earning assets.
(7) Other expenses divided by the sum of net interest income and other income. Efficiency ratio without FDIC SAIF assessment was 56.75% and 57.95% for the nine and twelve months ended March 31, 1997, respectively.
(8) Dividends declared per share divided by net income per share.
(9) Average total equity divided by average total assets.

                                                                   (Concluded)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
     Management's discussion and analysis and other portions of this report contain certain "forward-looking statements" concerning the expected future operations of Oregon Trail Financial Corp. ("Company"). Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. "Forward- looking statements" are used to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General
     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in this report.
     The Company, an Oregon corporation, became the unitary savings and loan holding company of Pioneer Bank, a Federal Savings Bank ("Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings Bank ("Conversion") on October 3, 1997. Accordingly, the Company is primarily engaged in the business of planning, directing and coordinating the business activities of the Bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank conducts business from its main office in Baker City, Oregon and its seven branch offices located in Eastern Oregon.
     The Bank operates as a community oriented financial institution devoted to serving the needs of its customers. The Bank's business consists primarily of attracting retail deposits from the general public and using those funds to originate one-to-four family residential and consumer loans in its primary market area. To a lesser but growing extent, the Bank also originates agricultural loans, commercial business loans and indirect automobile loans.
     The Bank's results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and Federal Home Loan Bank ("FHLB") of Seattle borrowings. The Bank's net income is also affected by, among other things, fee income, provisions for loan losses, operating expenses and income tax provisions. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

Year 2000
     Data processing for the Bank is performed in-house primarily on an AS400 IBM computer. In December 1997, the Bank converted to new core software that was purchased at a cost of approximately $200,000. The new software is used to process all deposit and loan transactions and most general ledger transactions. The vendor has assured that the new software is year 2000 compliant in all material respects. The vendor anticipates audits by regulatory agencies as well as the performance of various tests in the year ahead. The Bank will closely monitor the results of any audits and of the proposed tests. In addition to the core software, the Bank uses various other computer software products, some of which are already year 2000 compliant. Others are being monitored and the Bank is proactively communicating with vendors to determine their course of action to become fully compliant. The Bank does not anticipate any additional material expense related to year 2000 compliance.

Comparison of Financial Condition at March 31, 1998 and March 31, 1997
     Total assets at March 31, 1998 amounted to $263.2 million compared to $204.2 million at March 31, 1997. The primary reason for the $59.0 million or 28.9% increase in total assets was the net proceeds resulting from the Bank's mutual-to-stock conversion which was completed on October 3, 1997. Net proceeds were used to fund a $21.3 million net increase in the Bank's available-for-sale portfolio of U.S. government agency medium term notes and a $8.0 million net increase in available-for-sale U.S. government agency mortgage-backed securities. Net proceeds were used to a lesser extent to fund a $14.9 million increase in loans receivable.
     Loans receivable, net, were $153.8 million at March 31, 1998 compared to $138.9 million at March 31, 1997, a 10.7% increase. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. In addition, the year ended March 31, 1998 saw a continuing trend in the growth of the consumer, commercial business, and agricultural loan portfolios as the Bank emphasized the origination of loans with shorter maturities for asset and liability management purposes. Total consumer loans increased 30.3% or $7.7 million from $25.4 million at March 31, 1997 to $33.1 million at fiscal year end 1998, primarily due to the purchase of $5.6 million of indirect dealer automobile loans. Commercial business loans increased $1.9 million or 46.3% from $4.1 million to $6.0 million. Commercial real estate loans increased $3.1 million or 64.6% from $4.8 million to $7.9 million. The development of an agricultural loan portfolio continued with a 100% increase for the year from $2.5 million at March 31, 1997 to $5.0 million at March 31, 1998. Management's strategy to balance the interest rate risk of a fixed rate portfolio of primarily long term real estate loans with the fulfillment of local demand for shorter term agricultural, commercial business and indirect dealer automobile loans was enhanced by the experience of its Senior Vice President Zane Lockwood, who joined the Bank's commercial lending personnel in October 1997 and brought several additional lending relationships to the Bank. As a result of the increased emphasis on other types of lending, mortgage loans on one-to-four family dwellings decreased by $1.0 million or 1% from $101.8 million at the prior year-end to $100.7 million at March 31, 1998.
     No loans were classified as held-for-sale at March 31, 1998 compared to loans held-for-sale of $428,000 at March 31, 1997. To mitigate interest rate risk, the Bank occasionally classifies fixed-rate one-to-four family mortgage loans that conform to secondary market standards and with terms of 15 years or more as held-for-sale. The Bank generally sells such loans and the related servicing rights to private investors.
     Cash and cash equivalents were $20.3 million at March 31, 1998 compared to $5.0 million at March 31, 1997. The increase between March 31, 1997 and March 31, 1998 primarily reflects a short term $7.0 million increase in deposits and the proceeds from securities called at or near year end. The $7.0 million deposit matured in April 1998. In addition, approximately $6.0 million of cash was invested in fixed-rate U.S. government agency mortgage-backed securities in May 1998, reducing the balance of cash to more normal levels.
     Available-for-sale securities were $65.0 million at March 31, 1998, compared to $35.7 million at March 31, 1997. This increase was primarily due to the purchase of approximately $36.0 million in U.S. government agency obligations and $10.0 million in U.S. government agency mortgage-backed and related securities. The purchases were partially offset by calls and maturities of $15.0 million in U.S. government agency obligations and principal pay-downs of $2.9 million on U. S. government agency mortgage-backed and related securities.
     Held-to-maturity securities declined to $12.8 million at March 31, 1998 from $15.3 million at March 31, 1997 because of principal reductions on U. S. government agency mortgage-backed and related securities.
     Premises and equipment, net, increased to $5.6 million at March 31, 1998 from $4.6 million at March 31, 1997 primarily as a result of the completion of the Island City branch office on June 9, 1997 for a total cost of $1.1 million. In addition, during the year the Bank purchased land and began construction on a new branch to replace the existing branch in Burns, Oregon. A remodeling project was completed at the John Day branch in April 1998. At March 31, 1998 construction in process for these two projects totaled $247,000.

     Total deposits were $192.7 million at March 31, 1998, compared to $179.2 million at March 31, 1997. Management attributes the $13.6 million increase primarily to a successful attempt to attract core deposits, i.e. savings passbook accounts and checking accounts, enhanced by the consolidation of larger banks in their marketplace and a commitment to personal customer service, as well as a $7.0 million short term deposit received at year end which matured in April 1998. The Bank has also been able to attract the core deposits of its new agricultural and commercial lending clients.
     The Bank had no outstanding advances from FHLB Seattle compared to $800,000 at March 31, 1997 as deposit growth and funds generated from the mutual-to-stock conversion were sufficient to meet liquidity needs.
     Advances from borrowers for taxes and insurance increased slightly to $789,000 at March 31, 1998 from $691,000 at March 31, 1997 as a result of an increased assessment of property tax values.
     Total equity increased to $67.3 million at March 31, 1998 from $21.0 million at March 31, 1997 primarily due to net proceeds of the mutual-to-stock conversion amounting to $45.7 million. The Bank paid its first cash dividend of $.05 per share in March 1998, decreasing equity by $217,000. The release of 26,828 shares held by the ESOP in December and March increased equity by $471,000.

COMPARISON OF OPERATING RESULTS FOR THE
TWELVE MONTHS ENDED MARCH 31, 1998 AND 1997
     General. Subsequent to June 30, 1996, the Bank changed its fiscal year end from June 30 to March 31. To assist in the analysis of the results of operations for the year ended March 31, 1998, the results of operations for such period have been compared to the unaudited results of operations for the twelve months ended March 31, 1997, rather than the nine month fiscal year ended March 31, 1997. See "SELECTED CONSOLIDATED FINANCIAL INFORMATION" for summary numerical information regarding the results of operations for the twelve months ended March 31, 1997.

     Net Income. Net income was $3.0 million for the year ended March 31, 1998, compared to $1.6 million for the twelve months ended March 31, 1997. This 87.5% increase resulted primarily from an increase in net interest income of $2.1 million and a $218,000 increase in noninterest income partially offset by a $79,000 increase in noninterest expense. Noninterest expense would have increased $1.2 million except that the prior twelve month period included the legislatively mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF. Without this assessment, which amounted to $1.1 million ($707,000 after tax), net income would have been $2.3 million for the twelve months ended March 31, 1997.

     Net Interest Income. Net interest income increased 24.4% to $10.7 million for the year ended March 31, 1998 from $8.6 million for the twelve months ended March 31, 1997. The increase was primarily due to using the net proceeds or $45.7 million from the mutual-to-stock conversion to fund a $14.9 million increase in loans outstanding as well as a $26.8 million net increase in the investment portfolio. Core deposits also increased by $13.5 million. Such deposits are at a lower interest cost than time deposits. Interest income increased 15.6% to $18.5 million for the twelve months ended March 31, 1998 compared to $16.0 million for the same period ended March 31, 1997. Interest expense increased only 4.0% from $7.5 million for the twelve months ended March 31, 1997 to $7.8 million for the twelve months ended March 31, 1998. The increase was relatively small due to a decrease in the volume of interest-bearing liabilities required to fund interest-earning assets as a result of the mutual-to-stock conversion net proceeds. The average cost of deposits decreased from 4.27% for the twelve months ended March 31, 1997 to 4.22% for the twelve months ended March 31, 1998, primarily as a result of a higher average balance of core deposits compared to higher interest costing time deposits. To date, the Bank has been able to maintain its deposit base without resorting to aggressive deposit pricing. The average rate paid on securities sold under agreements to repurchase increased from 3.43% for the twelve months ended March 31, 1997 to 3.68% for the year ended March 31, 1998. In December, 1997 the Bank discontinued the use of this product as a funding source. Customer balances were transferred to other deposit account products. The average rate paid on FHLB of Seattle advances increased from 5.48% for the twelve months ended March 31, 1997 to 5.85% for the twelve months ended March 31, 1998, as a result of the use of a higher rate term advance in the months just preceding the mutual-to-stock conversion. Interest rate spread decreasd to 3.73% for the twelve months ended March 31, 1998 from 3.89% for the twelve months ended March 31, 1997. The decrease is attributed to 10 basis point decrease in the yield on the Bank's loan portfolio, a 29 basis point decrease in the yield on the mortgage-backed securities portfolio and a higher volume of assets in the investment portfolio which has a lower yield than the loan portfolio.

     Provision for Loan Losses. The provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. See Note 1 of Notes to Consolidated Financial Statements.
     The provision for loan losses was $138,000 for the year ended March 31, 1998 compared to $226,000 for the same period in 1997. During the 1997 period management deemed an increase in the provision for loan losses necessary in light of the increase in the relative level of estimated losses caused by the growth of the loan portfolio, particularly in agricultural, commercial business and consumer loans, which are inherently riskier than one-to-four family mortgage loans. Considering the same factors, management deemed the allowance for loan losses adequate at March 31, 1998.

     Other Income. Other income was $1.0 million for the year ended March 31, 1998, compared to $828,000 for the twelve months ended March 31, 1997. This 20.8% increase resulted primarily from an approximate $50,000 gain on sale on one of the La Grande branches when operations were moved to the new Island City branch, as well as increased core deposit fees and fees related to lending activities.

     Other Expenses. Other expenses were $6.5 million for both the year ended March 31, 1998 and the twelve months ended March 31, 1997. The 1997 period included the FDIC special assessment on all SAIF-insured institutions to recapitalize the SAIF. The Bank's assessment amounted to $1.1 million, pre-tax, and was accrued at September 30, 1996. Prior to the SAIF recapitalization, the Bank's total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. See Note 10 of Notes to Consolidated Financial Statements. Without the special assessment other expenses would have been only $5.3 million for the twelve months ended March 31, 1997 compared to $6.5 million for the twelve months ended March 31, 1998, a $1.2 million or 22.6% increase. The increase from the prior twelve-month period was primarily due to a $1.1 million increase in compensation and benefits expense. The increases in this area were due to $471,000 of expense related to the Employee Stock Ownership plan (See Note 1 and Note 16 of the Notes to Consolidated Financial Statements), as well as $559,000 of increased salaries. An increase of $200,000 of salary expense was due to the severance paid and/or accrued for Dan Webber, former President and Chief Executive Officer upon his resignation in March 1998. The remaining $359,000 was due to the addition of two loan personnel, an accounting professional and several staff support positions, as well as a general increase in salary levels particularly for customer service positions. A primary goal of the Bank is to recruit and retain a quality staff and management has made an effort to increase salaries of certain positions to more nearly equate those of the industry and the Bank's marketplace. The remaining increase of approximately $100,000 included increased Directors' fees due to the formation of the Holding Company, general increases in the cost of employee medical insurance and increased payroll taxes related to increaed salary expense.
     For the year ended March 31, 1998 compared to the twelve months ended March 31, 1997, other expense fluctuations included a $132,000 increase in supplies, postage and telephone expense, primarily due to increased core deposits and upgrading of several telephone systems, as well as a general increase in business activities. Depreciation expense increased $46,000 due to the opening of the new Island City branch, as well as computer hardware and core software purchases. Occupancy and equipment maintenance expense increased $84,000 due to the placement of additional ATMs in new locations in an attempt to improve customer service and due to the opening of the Island City branch. These increases were partially offset by a $178,000 decrease in deposit insurance expense.

     Income Taxes. The provision for income taxes was $2.0 million for the twelve months ended March 31, 1998 compared to $1.1 million for the twelve months ended March 31, 1997 as a result of higher income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE
NINE MONTHS ENDED MARCH 31, 1997 AND 1996
     General. Subsequent to June 30, 1996, the Bank changed its fiscal year end from June 30 to March 31. To assist in the analysis of the results of operations for the nine months ended March 31, 1997, the results of operations for such period have been compared to the unaudited results of operations for the nine months ended March 31, 1996, rather than the year ended June 30, 1996. See "SELECTED CONSOLIDATED FINANCIAL INFORMATION" for summary numerical information regarding the results of operations for the nine months ended March 31, 1996.

     Net Income. Net income was $1.1 million for the nine months ended March 31, 1997, compared to $1.7 million for the nine months ended March 31, 1996. This 35.3% decline resulted primarily from an increase in other expenses and, to a lesser extent, an increase in the provision for loan losses. The increase in other expenses was primarily the result of the legislatively mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF. Without this assessment, which amounted to $1.1 million ($707,000 after tax), net income would have been $1.8 million for the nine months ended March 31, 1997.

     Net Interest Income. Net interest income increased 12.1% to $6.5 million for the nine months ended March 31, 1997 from $5.8 million for the nine months ended March 31, 1996 primarily as a result of a decrease in interest expense. Interest income was $12.0 million for both the nine months ended March 31, 1997 and 1996. Interest expense decreased 8.2% from $6.1 million for the nine months ended March 31, 1996 to $5.6 million for the nine months ended March 31, 1997, primarily as a result of a decrease in the average cost of all interest-bearing liabilities. The average cost of deposits decreased from 4.43% for the nine months ended March 31, 1996 to 4.27% for the nine months ended March 31, 1997, primarily as a result of a lower average rate paid on all deposits, other than passbook accounts. To date, the Bank has been able to maintain its deposit base without resorting to aggressive deposit pricing. The average rate paid on securities sold under agreements to repurchase decreased from 3.58% for the nine months ended March 31, 1996 to 3.47% for the nine months ended March 31, 1997, primarily as a result of a general decline in interest rates. The average rate paid on FHLB of Seattle advances decreased from 6.08% for the nine months ended March 31, 1996 to 4.88% for the nine months ended March 31, 1997, as a result of the repayment of higher cost longer term advances. Interest rate spread increased to 3.90% for the nine months ended March 31, 1997 from 3.45% for the nine months ended March 31, 1996.

     The Provision for Loan Losses. The provision for loan losses was $216,000 for the nine months ended March 31, 1997 compared to $91,000 for the same period in 1996. Management deemed the increase in the provision for loan losses necessary in light of the increase in the relative level of estimated losses caused by the growth of the loan portfolio, particularly in agricultural, commercial business and consumer loans, which are inherently riskier than one-to-four family mortgage loans. Management deemed the allowance for loan losses adequate at March 31, 1997.

     Other Income. Other income was $661,000 for the nine months ended March 31, 1997, compared to $597,000 for the nine months ended March 31, 1996. This 10.7% increase resulted primarily from a general increase in the Bank's service charge and fee schedule.

     Other Expenses. Other expenses were $5.1 million for the nine months ended March 31, 1997, compared to $3.6 million for the same period in 1996. This increase resulted primarily from the FDIC special assessment on all SAIF-insured institutions to recapitalize the SAIF. The Bank's assessment amounted to $1.1 million, pre-tax, and was accrued during the quarter ended September 30, 1996. Prior to the SAIF recapitalization, the Savings Bank's total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. See Note 10 to the Consolidated Financial Statements included herein. Other expenses also increased as a result of increases in occupancy, compensation and marketing expenses. Occupancy expenses increased from $206,000 for the nine months ended March 31, 1996 to $232,000 for the same period in 1997 as a result of remodeling expenses of two branch facilities. Compensation expenses increased from $2.0 million for the nine months ended March 31, 1996 to $2.2 million for the same period in 1997 as a result of the hiring of new lending and support personnel. Marketing expenses increased from $107,000 for the nine months ended March 31, 1996 to $173,000 for the same period in 1997 as a result of general increases in marketing expenses. The general growth of the Bank and inflation also resulted in normal increases in the various other categories of other expenses.

     Income Taxes. The provision for income taxes was $749,000 for the nine months ended March 31, 1997 compared to $1.0 million for the nine months ended March 31, 1996 as a result of lower income before income taxes.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST
     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances are derived from monthly balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material inconsistencies in the information presented. Certain month-end balances were adjusted to approximate daily balances for the months of September 1997 through November 1997 due to the cash position and investment activity related to the $45.7 million of net proceeds from the stock conversion and the over subscription proceeds of $78.0 million.

                                 Twelve Months Ended        Twelve Months Ended
                                   March 31, 1998               March 31, 1997
ANALYSIS OF NET               --------------------------- --------------------------
INTEREST SPREAD               Average  Interest &  Yield/ Average  Interest & Yield/
(Dollars in Thousands)        Balance   Dividends  Cost   Balance   Dividends Cost
---------------------------------------------------------------------------------------------------------
---
Interest earning assets
Loans receivable, net(1)      $146,043  $12,661   8.67%  $134,478  $11,788  8.77%
Mortgage backed securities      38,251    2,733   7.14%    37,720    2,803  7.43%
Investment securities           35,171    2,345   6.67%    17,833    1,194  6.70%
FHLB stock                       2,855      222   7.78%     2,646      203  7.67%
Federal funds sold and
 overnight interest-bearing
 deposits                        9,946      550   5.53%     4,222       94  2.23%
                              --------  -------          --------  -------
Total interest-earning
 assets                        232,266   18,511   7.97%   196,899   16,082  8.17%
                              --------  -------          --------  -------
Non-interest-earning
 assets                         10,497                      7,039
                              --------                   --------
Total assets                  $242,763                   $203,938
                              ========                   ========
Interest-bearing
 liabilities
Passbook accounts             $ 27,236  $   779   2.86% $  24,393 $    705 2.89%
Money market accounts           18,972      687   3.62%    15,228      539 3.54%
NOW accounts                    30,516      519   1.70%    27,156      424 1.56%
Certificates of deposit        103,790    5,628   5.42%   104,619    5,658 5.41%
                              --------  -------          --------  -------
Total Interest-bearing
 deposits                      180,514    7,613   4.22%   171,396    7,325 4.27%
                              --------  -------          --------  -------
Securities sold under
 agreements to
 repurchase                        924       34   3.68%     1,399       48 3.43%

FHLB advances                    3,024      177   5.85%     1,860      102 5.48%
Total interest-bearing        --------  -------          --------  -------
 liabilities                   184,462    7,824   4.24%   174,655    7,475 4.28%
Non-interest-bearing          --------  -------          --------  -------
 liabilities                    12,618                      8,872
                              --------                   --------
Total liabilities              197,080                    183,527
                              --------                   --------

Shareholders' equity            45,683                     20,411
                              --------                   --------
Total liabilities and
 shareholders' equity         $242,763                   $203,938
                              ========                   ========
Net interest income                     $10,687                    $ 8,607
                                        =======                    =======
Interest rate spread                              3.73%                    3.89%

Net interest margin                               4.60%                    4.37%

Ration of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                    125.92%                    112.74%

(1) Does not include interest on loans 90 days or more past due. Includes loans originated for sale.


                                 Nine Months Ended           Nine Months Ended
                                   March 31, 1997              March 31, 1996      Year Ended June 30,
1996
ANALYSIS OF NET              --------------------------- ------------------------- ----------------------
---
INTEREST SPREAD              Average  Interest &  Yield/ Average Interest & Yield/ Average Interest &
Yield/
(Dollars in Thousands)       Balance   Dividends  Cost   Balance  Dividends Cost   Balance  Dividends
Cost
---------------------------------------------------------------------------------------------------------
---
Interest earning assets
Loans receivable, net(1)      $135,768  $ 8,916   8.75%  $128,305  $ 8,284  8.59%  $128,986  $11,154
8.65%
Mortgage backed securities      36,942    2,058   7.42%    43,580    2,378  7.26%    42,660    3,123
7.32%
Investment securities           17,181      860   6.67%    20,788    1,122  7.18%    20,673    1,445
6.99%
FHLB stock                       2,672      154   7.69%     2,477      135  7.25%     2,500      185
7.39%
Federal funds sold and
 overnight interest-bearing
 deposits                        3,584       42   1.55%     5,078       43  1.12%     4,850      105
2.17%
                              --------  -------          --------  -------         --------  -------
Total interest-earning
 assets                        196,147   12,030   8.17%   200,228   11,962  7.95%   199,669   16,012
8.02%
                              --------  -------          --------  -------         --------  -------
Non-interest-earning
 assets                          7,161                      6,607                     6,635
                              --------                   --------                  --------
Total assets                  $203,308                   $206,835                  $206,304
                              ========                   ========                  ========
Interest-bearing
 liabilities
Passbook accounts             $ 24,245  $   525   2.88% $  25,640 $    555 2.88%   $ 25,446  $   735
2.89%
Money market accounts           15,195      404   3.54%    14,242      396 3.70%     14,469      530
3.67%
NOW accounts                    27,102      318   1.56%    28,470      422 1.97%     28,170      532
1.89%
Certificates of deposit        104,480    4,238   5.40%   103,971    4,365 5.59%    104,156    5,782
5.55%
                              --------  -------          --------  -------         --------  -------
Total Interest-bearing
 deposits
                               171,022    5,484   4.27%   172,323    5,738 4.43%    172,241    7,579
4.40%
                              --------  -------          --------  -------         --------  -------
Securities sold under
 agreements to
 repurchase                      1,396       36   3.47%     1,215       33 3.58%      1,260       45
3.56%

FHLB advances                      862       32   4.88%     7,939      363 6.08%      6,965      433
6.21%
Total interest-bearing        --------  -------          --------  -------         --------  -------
 liabilities                   173,280    5,552   4.27%   181,477    6,133 4.50%    180,466    8,057
4.46%
Non-interest-bearing          --------  -------          --------  -------         --------  -------
 liabilities                     9,418                      6,522                     6,777
                              --------                   --------                  --------
Total liabilities              182,698                    187,999                   187,243
                              --------                   --------                  --------
Shareholders' equity            20,610                     18,836                    19,061
Total liabilities and         --------                   --------                  --------
 shareholders' equity         $203,308                   $206,835                  $206,304
                              ========                   ========                  ========

Net interest income                     $ 6,477                    $ 5,828                   $ 7,955
                                        =======                    =======                   =======
Interest rate spread                              3.90%                    3.45%
3.56%

Net interest margin                               4.40%                    3.87%
3.97%

Ration of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                    113.20%                    110.33%                   110.64%

(1) Does not include interest on loans 90 days or more past due. Includes loans originated for sale.

17

     The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to
(i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (iii) the net change attributable to the combined impact of volume and rate; and (iv) the total change (the sum of the prior columns).

                          Twelve Months Ended          Twelve Months Ended
                            March 31, 1998                March 31, 1997
                        Compared to Twelve Months     Compared to Nine Months
                          Ended March 31, 1997          Ended March 31, 1996
                         Increase (Decrease) Due      Increase (Decrease) Due
                       ----------------------------  -------------------------
RATE/VOLUME ANALYSIS                  Rate/                       Rate/
(Dollars in Thousands)  Rate  Volume  Volume  Total  Rate  Volume Volume Total

Interest-earning assets:
 Loans receivable(1)   $(129) $1,014  $ (12) $  873  $ 141  $ 483  $  9 $ 633
 Mortgage-backed and
  related securities    (107)     39     (2)    (70)    52   (362)  (10) (320)
 Investment securities    (6)  1,162     (5)  1,151    (81)  (195)   14  (262)
 FHLB-Seattle stock        3      16 .   --      19      7     11     1    19
 Federal funds sold
  and overnight
  interest-bearing
  deposits               139     128    189     456     16    (12)   (5)   (1)
                       -----  ------   ----  ------  -----  ----- ----   ----
Total net change in
 income on interest-
 earning assets         (100)  2,359    170   2,429    135    (75)    9    69
                       -----  ------   ----  ------  -----  ----- ----   ----
Interest-bearing
 liabilities:
 Passbook accounts        (7)     82     (1)     74      1    (30)   --.  (29)
 Money market accounts    12     134      3     149    (88)   (20)    4  (104)
 NOW accounts             38      52      5      95    (18)    27    (1)    8
 Certificate accounts     15     (45)     0     (30)  (148)    21    (1) (128)
 Securities sold under
  agreements to
  repurchase               3     (16)    (1)    (14)    (2)     5    -- .   3
 FHLB advances             7      64      4      75    (73)  (321)   63  (331)
                       -----  ------   ----  ------  -----  ----- ----   ----
Total net change in
 expense on interest-
 bearing liabilities      68     271     10     349   (328)  (318)  65   (581)
                       -----  ------   ----  ------  -----  ----- ----   ----
Net change in net
 interest income       $(168) $2,088   $160  $2,080  $ 463  $ 243 $(56) $ 650
                       =====  ======   ====  ======  =====  ===== ====  =====

(1) Does not include interest on loans 90 days or more past due. Includes loans originated for sale.

MARKET RISK AND ASSET AND LIABILITY MANAGEMENT
     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Bank's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Bank's business activities.
     The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by originating for its portfolio an increasing proportion of loans with interest rates subject to periodic adjustment to market conditions (including commercial business, agricultural and consumer loans). In addition, the Bank maintains an investment portfolio of U.S. government and government agency securities with contractual maturities of generally between one and ten years. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits and in particular core deposits (checking and passbook savings accounts), compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms up to six years.
     The Bank's primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling which is performed for the Bank by the FHLB Seattle. The modeling process is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The interest rate sensitivity analysis performed by the FHLB Seattle for the Bank incorporates end of period rate, balance and maturity data compiled by the Bank's management using various levels of aggregation of that data.
      The following table is provided by the FHLB Seattle and sets forth the change in the Bank's NPV at March 31, 1998, based on FHLB Seattle assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

                         Estimated Change in
     Basis Point ("bp")  Net Portfolio Value
     Change in Rates     (Dollars in Thousands)

      400               $ (19,023)     (36.95)%
      300                 (13,704)     (26.62)
      200                  (8,492)     (16.49)
      100                  (3,778)      (7.34)
       0
     (100)                  2,094        4.07
     (200)                  4,055        7.88
     (300)                  6,900       13.40
     (400)                 10,762       20.90

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 1998 would reduce the Bank's NPV by approximately $8.5 million, or 16.5%, at that date.

     Certain assumptions utilized by the FHLB Seattle in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.
     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. The model assumes a parallel change in rates, whereas actual market interest rates would not necessarily react in a parallel manner. Further, call provisions of certain securities, which shorten the actual term to maturity if exercised, are not taken into account in the model.
     The following table presents the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at March 31, 1998. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

INTEREST                                After
 SENSITIVE                     One      Three
 ASSETS               Within   Year to  Years to Beyond
(Dollars in   Average One      Three    Five     Five                Fair
 Thousands)    Rate   Year     Years    Years    Years     Total     Value

Loans
 receivable    8.30%  $82,868  $29,193  $17,809  $23,968  $ 153,838  $15,909
Mortgage-
 backed
 securities    7.11%   20,717    5,645    3,950   10,271     40,583   41,003
Investments
 and other
 interest-
 earning
 assets        5.99%   22,677    1,012   10,056   22,147     55,892   55,892
FHLB stock     7.00%                               2,985      2,985    2,985

Interest-
 Sensitive
 Liabilities:
NOW checking   1.70%   10,010   11,911    5,837    5,607     33,365   33,365
Passbook
 savings       2.86%    7,122    8,476    4,153    3,990     23,741   23,741
Money market
 deposits      3.62%   17,178    4,488      291      124     22,081   22,081
Time certi-
 ficates       5.38%   72,045   26,083    6,380      392    104,900  104,592

Off-Balance
 Sheet Items:
Commitments
 to extend
 credit        8.00%   12,402    4,369    2,665    3,587     23,023   23,023

Liquidity and Capital Resources
     The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, mortgage prepayments and maturing securities, cash flows and anticipated maturities of mortgage-backed bonds and agency securities are greatly influenced by general interest rates, economic conditions and competition.
     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1998, cash and cash equivalents totaled $20.3 million, or 7.7% of total assets. The Bank also maintained, an uncommitted credit facility with the FHLB Seattle, which provided for immediately available advances up to an aggregate amount of $52.6 million, under which no advances were outstanding at March 31, 1998.

     OTS regulations require savings institutions to maintain an average balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at March 31, 1998 was 15.75%.
     The Bank's primary investing activity is the origination of one-to-four family mortgage loans within its primary market area. During the year ended March 31, 1998 and the nine months ended March 31, 1997 and the year ended June 30, 1996, the Bank originated $21.8 million, $9.0 million, $17.4 million of such loans, respectively. At March 31, 1998, the Bank had commitments to extend credit totaling $23.0 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 1998 totaled $71.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
     OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 1998, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 17.9%, 17.9% and 38.2%, respectively. See Note 10 of Notes to the Consolidated Financial Statements.

Effect of Inflation and Changing Prices
     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Oregon Trail Financial Corp. and Subsidiary
Baker City,Oregon

     We have audited the accompanying consolidated balance sheets of Oregon Trail Financial Corp. and Subsidiary (the "Company", formerly known as Pioneer Bank, a Federal Savings Bank, prior to the October 3, 1997 conversion discussed in Note 15) as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended March 31, 1998 and the nine-month period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the year ended June 30, 1996 were audited by other auditors whose report, dated August 2, 1996, expressed an unqualified opinion on those statements.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of Oregon Trail Financial Corp. and Subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended March 31, 1998 and the nine-month period ended March 31, 1997, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 22, 1998

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997

Assets                                              1998             1997

Cash and due from banks                        $  1,644,059     $  1,182,255
Interest-bearing deposits                        18,666,798        3,793,206
                                               ------------     ------------
Total cash and cash equivalents                  20,310,857        4,975,461

Securities:
 Available for sale, at fair value (amortized
  cost: $63,566,118 and $35,850,256)             65,002,847       35,651,533
 Held to maturity, at amortized cost (fair
  value: $13,224,885 and $15,391,851)            12,805,057       15,302,393
Loans receivable, net of allowance for loan
 losses of $847,195 and $725,089                153,837,834      138,880,914
Loans held for sale                                      --  .       428,200
Accrued interest receivable                       1,676,069        1,324,637
Premises and equipment, net                       5,581,733        4,640,848
Stock in Federal Home Loan Bank of Seattle,
 at cost                                          2,985,400        2,763,300
Real estate owned                                   312,951    .          --
Other assets                                        711,437          245,380
                                               ------------     ------------
TOTAL ASSETS                                   $263,224,185     $204,212,666
                                               ============     ============

                                                                  (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997

LIABILITIES AND SHAREHOLDERS' EQUITY                  1998           1997

LIABILITIES:
 Deposits:
  Interest-bearing                                $ 79,187,092   $ 68,049,713
  Noninterest-bearing                                8,647,567      6,282,277
  Time certificates                                104,900,121    104,825,937
                                                  ------------   ------------
   Total deposits                                  192,734,780    179,157,927

  Securities sold under agreements to repurchase        .   --      1,430,853
  Accrued expenses and other liabilities             1,258,697        637,737
  Net deferred tax liability                         1,141,476        469,205
  Advances from borrowers for taxes and insurance      788,558        690,731
  Advances from Federal Home Loan Bank of Seattle           --        800,000
                                                  ------------   ------------
   Total liabilities                               195,923,511    183,186,453
                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 250,000 shares
   authorized; no shares issued or outstanding      .       -- .           --
  Common stock, $.01 par value; 8,000,000 shares
   authorized; March 31, 1998, 4,694,875 issued,
   4,346,113 outstanding                                46,949             --
       .
  Additional paid-in capital                        45,884,866            .--
  Retained earnings (substantially restricted)      23,967,639     21,148,510
  Unearned shares issued to the Employee Stock
   Ownership Plan                                   (3,487,620)            --
 .
  Net unrealized gain (loss) on securities
   available for sale, net of tax                      888,840       (122,297)
                                                  ------------   ------------
   Total shareholders' equity                       67,300,674     21,026,213
                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $263,224,185   $204,212,666
                                                  ============   ============

See Notes to Consolidated Financial Statements.
                                                                   (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 1998, NINE MONTHS ENDED MARCH 31, 1997, AND YEAR ENDED JUNE 30, 1996

                                          1998        1997          1996
INTEREST INCOME:
 Interest and fees on loans
  receivable                          $12,661,336  $ 8,916,375   $11,154,250
 Securities:
  Mortgage-backed and related
   securities                           2,733,349    2,058,194     3,123,102
  U.S. government and government
   agencies and other                   2,894,286      901,456     1,550,094
  Other interest and dividends            222,100      154,212       184,659
                                      -----------  -----------   -----------
   Total interest income               18,511,071   12,030,237    16,012,105
                                      -----------  -----------   -----------
INTEREST EXPENSE:
 Deposits                               7,613,324    5,484,996     7,579,041
 Securities sold under agreements
  to repurchase                            33,605       36,329        44,795
 FHLB of Seattle advances                 176,998       31,578       432,896
                                      -----------  -----------   -----------
   Total interest expense               7,823,927    5,552,903     8,056,732
                                      -----------  -----------   -----------
   Net interest income                 10,687,144    6,477,334     7,955,373

PROVISION FOR LOAN LOSSES                 137,886      216,063       115,397
                                      -----------  -----------   -----------
   Net interest income after
    provision for loan losses          10,549,258    6,261,271     7,839,976
                                      -----------  -----------   -----------
Noninterest INCOME:
 Service charges on deposit accounts      686,553      482,713       520,346
 Loan servicing fees                      243,937       49,932        64,905
 Net gain (loss) on trading securities .       --       (2,151)      (71,274)
 Other income                             115,195      130,217       196,913
                                      -----------  -----------   -----------
   Total noninterest income             1,045,685      660,711       710,890
                                      -----------  -----------   -----------
                                                                   (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 1998, NINE MONTHS ENDED MARCH 31, 1997, AND YEAR ENDED JUNE 30, 1996

                                          1998        1997          1996
Noninterest EXPENSES:
 Employee compensation and benefits   $ 3,977,739  $ 2,168,413   $ 2,685,328
 Supplies, postage, and telephone        512,390       284,567       361,913
 Depreciation                            399,907       271,012       299,611
 Occupancy and equipment                 383,384       231,803       273,109
 Customer account                        273,795       187,021       272,919
 Advertising                             231,594       172,606       202,292
 Professional fees                       212,628       125,413       138,832
 FDIC insurance premium                  133,413       209,188       402,572
 Special SAIF assessment        .             --     1,146,387           .--
 Other                                   408,548       278,309       372,254
                                      -----------  -----------   -----------
   Total noninterest expenses          6,533,398     5,074,719     5,008,830
                                      -----------  -----------   -----------
   Income before income taxes          5,061,545     1,847,263     3,542,036

PROVISION FOR INCOME TAXES             2,025,781       749,669     1,362,907
                                      -----------  -----------   -----------
NET INCOME                            $3,035,764   $ 1,097,594   $ 2,179,129
                                      ==========   ===========   ===========

Earnings per common share since
 date of conversion (Note 1)          $     0.38           N/A           N/A

Weighted average number (since
 date of conversion) of common
 shares outstanding                    4,326,066           N/A           N/A

See Notes to Consolidated Financial Statements.
                                                                   (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED MARCH 31, 1998, NINE MONTHS ENDED MARCH 31, 1997, AND YEAR ENDED JUNE 30, 1996

                                                                       Unearned
                                                                        Shares
                                                                        Issued     Unrealized
                                                                      To Employee  Gain (Loss)
                               Common Stock     Additional              Stock      on Securities
                            -----------------   Paid-in     Retained   Ownership     Available
                             Shares   Amount    Capital     Earnings    Trust        for Sale     Total

BALANCE, JULY 1, 1995              -- $    -- $        -- $17,871,787 $        --  $  (60,102)
$17,811,685

Net income                         --      --          --   2,179,129           --         --
2,179,129

Change in unrealized loss
 on securities available
 for sale, net of tax              --      --          --          --           --     13,430
13,430
                            --------- ------- ----------- ----------- ------------ ----------  ----------
-
BALANCE, JUNE 30, 1996             --      --          --  20,050,916           --    (46,672)
20,004,244

Net income                         --      --          --   1,097,594           --         --
1,097,594

Change in unrealized loss
 on securities available
 for sale, net of tax              --      --          --          --           --    (75,625)
(75,625)
                            --------- ------- ----------- ----------- ------------ ----------  ----------
-
BALANCE, MARCH 31, 1997            --      --          --  21,148,510          --    (122,297)
21,026,213

Net income                         --      --          --   3,035,764          --          --
3,035,764

Cash dividends paid                --      --          --    (216,635)         --          --
(216,635)

Issuance of common stock,
 net                        4,694,875  46,949  45,681,982          --          --          --
45,728,931

Unearned ESOP shares         (375,590)     --          --          --  (3,755,900)         --
(3,755,900)

Earned ESOP shares             26,828      --     202,884          --      268,280         --
471,164

Change in unrealized gain
 on ecurities available
 for sale, net of tax              --      --          --          --           --  1,011,137
1,011,137
                            --------- ------- ----------- ----------- ------------ ----------  ----------
-
BALANCE, MARCH 31, 1998     4,346,113 $46,949 $45,884,866 $23,967,639 $(3,487,620) $  888,840
$67,300,674
                            ========= ======= =========== =========== ===========  ==========
===========

See Notes to Consolidated Financial Statements.


27

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED MARCH 31, 1998, NINE MONTHS ENDED MARCH 31, 1997, AND YEAR ENDED JUNE 30, 1996

                                             1998         1997      1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                         $   3,035,764  $  1,097,594  $  2,179,129
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation                           399,907       271,012       299,611
   Compensation expense related to
    ESOP benefit                          471,164            --            --
   Amortization of deferred loan
    fees, net                            (183,622)     (195,002)     (301,429)
   Provision for loan losses              137,886       216,063       115,397
   Deferred income tax provision         (624,315)      (90,605)       33,562
   Amortization and accretion of
    premiums and discounts on
    investments and insurance            (125,432)      (21,680)      (35,281)
   Federal Home Loan Bank of
    Seattle dividends                    (222,100)     (154,100)     (184,400)
   Net unrealized loss on trading
    securities                                 --         2,151        71,274
   (Gain) loss on sale/disposition
     of fixed assets                      (48,256)       21,514            --
   Other                                       --            --         1,859
   Change in assets and liabilities:
    Trading securities                         --       180,675     1,165,434
    Loans held for sale                   428,200      (428,200)           --
    Accrued interest receivable          (351,432)       11,388       (42,117)
    Other assets                         (466,057)      148,552        22,981
    Accrued expenses and other
     liabilities                        1,293,231       (54,435)      (40,760)
                                    -------------  ------------  ------------
      Net cash provided by
       operating activities             3,744,938     1,004,927     3,285,260
                                    -------------  ------------  ------------

                                                                  (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED MARCH 31, 1998, NINE MONTHS ENDED MARCH 31, 1997, AND YEAR ENDED JUNE 30, 1996

                                           1998         1997         1996

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                  $ (56,591,367) $(27,245,000) $ 31,984,744)
 Loan principal repayments             47,174,656    21,284,824    24,538,000
 Loans purchased                       (5,776,952)     (572,000)     (256,000)
 Proceeds from maturity of securities
  available for sale                   77,427,025     5,000,000     3,000,000
 Principal repayments of securities
  available for sale                    2,986,027     2,053,409     1,662,503
 Purchase of securities available
  for sale                           (108,048,853)   (1,000,000)   (4,000,000)
 Maturity of securities held to
  maturity                                     --            --     3,000,000
 Principal repayments of securities
  held to maturity                      2,545,498     1,667,726     4,323,112
 Purchase of securities held to
  maturity                                (33,263)           --            --
 Purchase of premises and equipment    (1,517,829)     (560,174)     (866,893)
 Proceeds from sale of premises and
  equipment                               225,293            --         8,000
      Net cash provided by (used in)-------------  ------------  ------------
       investing activities           (41,609,765)      628,785      (576,022)
                                    -------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deposits, net of
  withdrawals                       $  13,576,853  $  2,538,721  $  4,050,601
 Increase (decrease) in securities
  sold under agreements to
  repurchase                           (1,430,853)       (1,225)      270,593
 Change in advances from borrowers
  for taxes and insurance                  97,827      (762,081)     (107,806)
 Proceeds from Federal Home Loan
  Bank of Seattle advances             41,600,000    21,850,000     6,150,000
 Repayment of Federal Home Loan
  Bank of Seattle advances            (42,400,000)  (23,700,000)  (14,500,000)
 Proceeds from issuance of common
  stock, net of conversion expenses   123,779,131            --            --
 Repayment of stock over subscription (78,050,200)           --            --
 Funding provided to ESOP for
  purchase of common stock             (3,755,900)           --            --
 Payment of cash dividend                (216,635)           --            --
                                    -------------  ------------  ------------
      Net cash provided by (used
       in) financing activities        53,200,223       (74,585)   (4,136,612)
                                    -------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  15,335,396     1,559,127    (1,427,374)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                    4,975,461     3,416,334     4,843,708
                                    -------------  ------------  ------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      $  20,310,857  $  4,975,461  $  3,416,334
                                    =============  ============  ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest on deposits and other
   borrowings                       $   7,769,378  $  5,615,984  $  8,087,606
  Income taxes                          2,191,791       885,677       945,000
 Noncash investing activities:
  Transfer of loans to foreclosed
   real estate                            312,951            --        46,539
  Unrealized gain (loss) on
   securities available for sale,
   net of tax                           1,011,137       (75,625)       13,430
  Transfer of trading securities
   to available for sale securities,
   at fair value                               --     2,386,522            --

See Notes to Consolidated Financial Statements.
                                                                   (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED MARCH 31, 1998, NINE MONTHS ENDED MARCH 31, 1997, AND YEAR ENDED JUNE 30, 1996

     1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--The consolidated financial statements include the accounts of Oregon Trail Financial Corp. and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank"), collectively (the "Company"). Oregon Trail Financial Corp. became the holding company of the Bank upon conversion of the Bank from a federally chartered mutual savings and loan association to a federally-chartered capital stock savings and loan association (Note 15). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. In 1997, the Company changed its fiscal year end from June 30 to March 31. As a result, the consolidated financial statements present the Company's operations for the year ended March 31, 1998, the nine months ended March 31, 1997, and the year ended June 30, 1996.

     Nature of Operations--The Company is engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, and commercial loans, and to a lesser extent, agricultural loans to its customers in Eastern Oregon.

     Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions. These assumptions result in estimates that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents--The Company considers all deposits and investment securities with an original term to maturity of three months or less to be cash equivalents. Cash equivalents consist of currency on hand and due from banks and interest-bearing deposits with financial institutions.

     Securities--The Company accounts for securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at March 31, 1998 and 1997. Securities not classified as trading, or as held to maturity, are classified as available for sale. Unrealized holding gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. Unrealized losses on securities resulting from an other than temporary decline in fair value are recognized in earnings when incurred. Realized and unrealized gains and losses are determined using the specific identification method.

     Federal Home Loan Bank Stock--The Company's investment in Federal Home Loan Bank ("FHLB") of Seattle stock is carried at cost, which reasonably approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. At March 31, 1998, the Company's minimum investment requirement was approximately $1,386,500. The Company may request redemption at par value of any stock in excess of the amount the Company is required to hold. Stock redemptions are granted at the discretion of the FHLB of Seattle.

     Loans Receivable--Loans are stated at unpaid principal less net deferred loan origination fees. Interest income on loans is recognized based on the principal and the stated interest rates and includes the amortization of net deferred loan origination fees based on the level yield method over the contractual life of the loans adjusted on a prospective basis for prepayments and delinquencies. Net deferred loan origination fees on loans held for sale are recognized in earnings when sold. Recognition of interest income is discontinued and accrued interest is reversed when a loan is placed on nonaccrual status. A loan is generally placed on nonaccrual status when the loan becomes contractually past due more than 90 days. Delinquent interest on loans past due 90 days or more is charged off or an allowance is established by a charge to income equal to all interest previously accrued. Interest payments received on nonaccrual loans are applied to principal if collection of principal is doubtful. Loans are removed from nonaccrual status only when the loan is deemed current and collectibility of principal and interest is no longer doubtful.

     Loans Held for Sale--To mitigate interest rate sensitivity, from time to time certain fixed rate loans are identified as held for sale in the secondary market. Accordingly, such loans are classified as held for sale in the consolidated balance sheets and are carried at the lower of aggregate cost or net realizable value. At March 31, 1998, there were no loans held for sale.

     Allowance for Loan Losses--Allowances for losses on specific problem loans and real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgment of management, is impaired. In addition to specific reserves, the Company also maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is an estimate based upon factors and trends identified by management at the time financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond the Company's control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statements.
     The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. These statements address the disclosure requirements and allocations of the allowance for loan losses for certain impaired loans. A loan within the scope of these statements is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The Company excludes smaller balance homogeneous loans, including single family residential and consumer loans, from the scope of this statement.
     When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, impairment is measured at current fair value of the collateral, reduced by estimated selling costs. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and premium or discount), loan impairment is recognized by establishing or adjusting an allocation of the allowance for loan losses. The Company generally considers these loans on a nonaccrual status to be impaired. SFAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected. At March 31, 1998 and 1997, respectively, the Company had no loans deemed to be impaired as defined by SFAS No. 114.

     Loan Servicing Fees--Fees earned for servicing loans for the Federal Home Loan Mortgage Corporation ("FHLMC") are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred. As of March 31, 1998, no loans are being serviced for FHLMC.

     Real Estate Owned--Real estate acquired through foreclosure is stated at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or estimated fair value at the time of foreclosure less estimated selling costs. Costs of development and improvement of property are capitalized, and holding costs and market adjustments are charged to expense as incurred.

     Premises and Equipment--Premises and equipment are stated at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Major renewals and betterments are capitalized and repairs are expensed. Gains or losses from disposals of premises and equipment are reflected in other noninterest expense.

     Income Taxes--The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for temporary differences between tax and financial reporting bases of assets and liabilities based on enacted tax rates. A valuation allowance is established to reduce deferred tax assets to the amount that management believes will more likely than not be realized. The change in the deferred tax assets and liabilities together with income taxes currently payable are reflected as provision for income taxes in the consolidated financial statements.

     Earnings per Share ("EPS")--EPS is computed based on net income since the date of conversion (October 3, 1997) divided by the weighted average number of shares of common stock and common stock equivalents assumed to be outstanding for the period October 3, 1997 through March 31, 1998. SFAS No. 128, Earnings Per Share, was adopted effective December 31, 1997. Because the Company had a simple capital structure for all periods, calculation of diluted earnings per share is not applicable.

     Employee Stock Ownership Plan--The Company sponsors an Employee Stock Ownership Plan ("ESOP"). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plans. Accordingly, the shares held by the ESOP are reported as unearned shares issued to the employee stock ownership plan in the balance sheet. As shares are released, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings per share calculations. The Company is allocating the shares quarterly over a seven-year period beginning with the first allocation on December 31, 1997.

     Accounting Standards Issued but Not Yet Adopted--During 1997, the Financial Accounting Standards Board ("FASB") issued certain Statements of Financial Accounting Standards which are described below. Adoption of these statements in fiscal year 1999 is not expected by management to have a material impact on the Company's results of operations, financial position, or cash flows.
     In July 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required. The new standard becomes effective for the Company's fiscal year ending March 31, 1999.
     In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments. The new standard becomes effective for the Company's fiscal year ending March 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The adoption of provisions of SFAS No. 131 is not expected to have a material impact on the Company.

     2.   SECURITIES

     The amortized cost, gross unrealized gains and losses and estimated fair value of securities classified as available for sale and held to maturity at March 31, 1998 and 1997 are summarized as follows:

                                          Gross       Gross
                          Amortized    Unrealized   Unrealized     Fair
MARCH 31, 1998               Cost         Gains       Losses       Value
Available for sale:
 U.S. government and
  government agency
  obligations:
   Maturing after one year
    through five years    $15,041,643  $   60,082  $  (23,599)  $ 15,078,126
   Maturing after five
    years through ten
    years                  21,779,462     373,507      (5,938)    22,147,031
                          -----------  ----------  ----------   ------------
                           36,821,105     433,589     (29,537)    37,225,157
                          -----------  ----------  ----------   ------------
Mortgage-backed and
 related securities:
 GNMA maturing after
  one year through
  five years                  168,820       1,268         --         170,088
 FNMA maturing after
  one year through
  five years                  126,675       5,368         --         132,043
 GNMA maturing after
  five years through
  ten years                   164,613       1,143          --        165,756
 GNMA maturing after
  ten years                15,716,707     903,079        (537)    16,619,249
 FHLMC maturing after
  ten years                    62,292       3,772          --         66,064
 FNMA maturing after
  ten years                10,505,906     121,169      (2,585)    10,624,490
                          -----------  ----------  ----------   ------------
                           26,745,013   1,035,799      (3,122)    27,777,690
                          -----------  ----------  ----------   ------------
    Total available for
     sale                 $63,566,118  $1,469,388  $  (32,659)  $ 65,002,847
                          ===========  ==========  ==========   ============
Held to maturity:
 Mortgage-backed and
  related securities
  held to maturity:
   GNMA maturing after
    ten years             $11,138,922  $  385,268  $       --   $ 11,524,190
   FNMA maturing after
    ten years               1,366,496      23,286          --      1,389,782
   FHLMC maturing after
    ten years                 299,639      11,274          --        310,913
                          -----------  ----------  ----------   ------------
    Total held to
     maturity             $12,805,057  $  419,828  $       --   $ 13,224,885
                          ===========  ==========  ==========   ============

                                          Gross       Gross
                          Amortized    Unrealized   Unrealized     Fair
MARCH 31, 1997               Cost         Gains       Losses       Value
Available for sale:
 U.S. government and
  government agency
  obligations:
   Maturing after one
   year through five
   years                 $ 10,040,824  $    1,710  $ (161,308)  $  9,881,226
   Maturing after five
    years through ten
    years                   6,194,550       4,065    (173,240)     6,025,375
                          -----------  ----------  ----------   ------------
                           16,235,374       5,775    (334,548)    15,906,601
                          -----------  ----------  ----------   ------------
 Mortgage-backed and
  related securities:
   GNMA maturing after
    one year through five
    years                     202,958          --     (14,751)       188,207
   FHLMC maturing after
    one year through five
    years                      69,399       3,928          --         73,327
   GNMA maturing after
    five years through
    ten years                 273,387          --     (19,911)       253,476
   GNMA maturing after
    ten years              12,670,647     454,965     (43,532)    13,082,080
   FHLMC maturing after
    ten years                  89,634       4,196          --         93,830
   FNMA maturing after
    ten years               6,308,857      17,290    (272,135)     6,054,012
                          -----------  ----------  ----------   ------------
                           19,614,882     480,379    (350,329)    19,744,932
                          -----------  ----------  ----------   ------------
    Total available for
     sale                 $35,850,256  $  486,154  $ (684,877)  $ 35,651,533
                          ===========  ==========  ==========   ============
Held to maturity:
 Mortgage-backed and
  related securities
  held to maturity:
   GNMA maturing after
    ten years             $13,216,550  $  153,686  $  (24,777)    13,345,459
   FNMA maturing after
    ten years               1,717,431          --     (29,603)     1,687,828
   FHLMC maturing after
    ten years                 368,412          --      (9,848)       358,564
                          -----------  ----------  ----------   ------------
    Total held to
     maturity             $15,302,393  $  153,686  $  (64,228)  $ 15,391,851
                          ===========  ==========  ==========   ============

Expected maturities of mortgage-backed and related securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Investments and mortgage-backed and related securities totaling $41,002,575 and $6,039,219 were pledged against public funds and other deposits at March 31, 1998 and 1997, respectively.

     3.   LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                 1998               1997
Mortgage loans:
     One-to-four family                     $ 100,740,010      $ 101,791,973
     Multi-family                               1,194,007          1,844,098
     Commercial                                 7,905,424          4,768,603
     Construction                               1,616,452            852,852
     Land                                         297,217            222,733
                                            -------------      -------------
          Total mortgage loans                111,753,110        109,480,259
                                            -------------      -------------
Consumer loans:
     Unsecured                                  2,046,894          1,610,402
     Home equity and second mortgage           19,231,214         17,514,040
     Auto loans                                 5,718,589          2,064,403
     Credit card                                  853,912            844,145
     Loans secured by savings deposits            648,091            730,714
     Other secured                              4,623,509          2,627,025
                                            -------------      -------------
          Total consumer loans                 33,122,209         25,390,729
                                            -------------      -------------
Commercial business loans                       5,968,214          4,066,100
Agricultural loans                              4,978,918          2,466,095
                                            -------------      -------------
          Total commercial business and
           agricultural loans                  10,947,132          6,532,195
                                            -------------      -------------
          Total loans                         155,822,451        141,403,183

Less:
     Net deferred loan fees                     1,035,043          1,028,465
     Undisbursed portion of loans in process      102,379            768,715
     Allowance for loan losses                    847,195            725,089
                                            -------------      -------------
Total loans receivable, net                 $ 153,837,834      $ 138,880,914
                                            =============      =============

The weighted average interest rate on loans at March 31, 1998 and 1997 were 8.31% and 8.77%, respectively.

The unpaid principal balance of loans serviced for the FHLMC, which is not included in the consolidated financial statements, was zero, $1,388,249, and $1,891,598 at March 31, 1998, 1997 and at June 30, 1996, respectively.

     Allowance for loan loss activity is summarized as follows:

                                                 1998               1997

Balance, beginning of year                  $     725,089      $     540,986
Provision for loan losses                         137,886            216,063
Charge-offs                                       (49,183)           (38,860)
Recoveries                                         33,403              6,900
                                            -------------      -------------
                                           $      847,195      $     725,089
                                            =============      =============

     Nonaccrual loans were $274,559 and $190,124 at March 31, 1998 and 1997, respectively. Interest income that would have been recorded under the original terms of nonaccrual loans totaled $7,348 and $15,511 for the periods ended March 31, 1998 and 1997, respectively.

     4.   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows:

                                                 1998               1997

Loans receivable                            $     869,802      $     805,727
Mortgage-backed and related securities            222,725            219,881
U.S. government and government agencies           583,542            299,029
                                            -------------      -------------
                                            $   1,676,069      $   1,324,637
                                            =============      =============

     5.   PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                 1998               1997

Land                                        $     875,594      $     783,835
Buildings and improvements                      4,524,193          3,712,853
Furniture, fixtures and equipment               2,141,438          1,630,625
Construction in process                           247,042            339,995
                                            -------------      -------------
                                                7,788,267          6,467,308
Less accumulated depreciation                   2,406,836          2,026,762
                                            -------------      -------------
                                                5,381,431          4,440,546
Land held for development                         200,302            200,302
                                            -------------      -------------
                                            $   5,581,733      $   4,640,848
                                            =============      =============

     6.   DEPOSITS

     Savings deposits at March 31 are summarized as follows:

                               1998                           1997
                   ----------------------------   ----------------------------
                   Weighted                       Weighted
                   Average                        Average
                   Interest                       Interest
                   Rate       Balance    Percent  Rate     Balance    Percent
Noninterest
 bearing             -- % $   8,647,567   4.49%     --% $   6,282,277    3.51%
NOW checking       1.70      33,365,179   17.31   1.56     27,260,167   15.22
Passbook savings
 accounts          2.86      23,741,267   12.32   2.89     24,004,738   13.40
Money market
 deposit           3.62      22,080,646   11.46   3.53     16,784,808    9.37
Time certificates  5.38     104,900,121   54.42   5.44    104,825,937   58.50
                   ----   -------------  ------   ----  -------------  ------
                   3.99%  $ 192,734,780  100.00%  4.13% $ 179,157,927  100.00%
                   ====   =============  ======   ====  =============  ======

     At March 31, 1998, time certificate maturities are as follows:

Within one year                                                 $  72,279,323
One year to two years                                              14,783,065
Two years to three years                                           11,212,910
Three years to four years                                           3,195,975
Four years to five years                                            1,385,431
Thereafter                                                          2,043,417
                                                                -------------
                                                                $ 104,900,121
                                                                =============

     The aggregate amount of time certificates with a minimum denomination of $100,000 was $18,243,751 and $9,633,083 at March 31, 1998 and 1997. Deposit
accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

     Interest expense on deposits is summarized as follows:

                                       1998           1997            1996

NOW checking                       $   518,664    $   317,950     $   532,392
Passbook savings accounts              779,308        525,987         735,392
Money market deposit                   687,137        403,551         530,403
Time certificates                    5,628,215      4,237,508       5,780,854
                                   -----------    -----------     -----------
                                   $ 7,613,324    $ 5,484,996     $ 7,579,041
                                   ===========    ===========     ===========

     7.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Information concerning securities sold under agreements to repurchase is summarized as follows:
                                                     1998           1997

Average balance                                 $    924,125   $  1,396,032
Maximum month end balance                          1,472,912      1,458,603
Average interest rate at year end                        N/A           3.50%

Mortgage-backed and related
 securities pledged as collateral
 for securities sold under agreements
 to repurchase at year end:
   Amortized cost                                         --  $   2,047,781
   Fair value                                             --      2,072,354

     The average balance is computed on a monthly average method. All agreements mature the following business day. The Company maintains control of the securities pledged as collateral. Effective December 1997, the Company discontinued transactions of this type.

     8.   FHLB OF SEATTLE BORROWINGS

     As a member of the FHLB of Seattle, the Company maintains an available credit line in an amount equal to 20% of total assets, less current outstanding advances, subject to collateralization requirements. At March 31, 1998 and 1997, FHLB of Seattle variable rate advances amounted to zero and $800,000, respectively.
     Borrowings are collateralized in aggregate, as provided for in the Advances, Security, and Deposit Agreement with the FHLB of Seattle, by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof and cash on deposit with the FHLB of Seattle.

     Financial data pertaining to the weighted average cost, the level of FHLB of Seattle borrowings and the related interest expense are summarized as follows:
                                                     1998           1997

Weighted average interest rate at year end               N/A           5.70%
Weighted monthly average interest rate during
 the year                                               5.85%          4.88%
Monthly average FHLB of Seattle borrowings      $  3,024,335   $    861,513
Maximum FHLB borrowings at any month end           8,000,000      2,850,000

     9.   INCOME TAXES

     A reconciliation of the tax provision based on statutory corporate tax rates on pre-tax income and the provision shown in the accompanying consolidated statements of income for the year ended March 31, 1998, the nine months ended March 31, 1997, and the year ended June 30, 1996 is summarized as follows:
                               1998              1997             1996
                       ------------------ ---------------- ------------------
                         Amount   Percent  Amount  Percent   Amount   Percent

Federal income taxes
 at statutory rate     $1,721,000  34.0%  $628,000  34.0%  $1,204,292  34.0%
State income taxes at
 statutory rate, net
 of related federal
 tax effect               223,000   4.4     85,000   4.6      143,351   4.0
Other, net                 81,781   1.6     36,669   2.0       15,264   0.5
                       ----------  ----   --------  ----   ----------  ----
                       $2,025,781  40.0%  $749,669  40.6%  $1,362,907  38.5%
                       ==========  ====   ========  ====   ==========  ====

                                                                   (Continued)

     Provision for income taxes for the year ended March 31, 1998, the nine months ended March 31, 1997, and the year ended June 30, 1996 is summarized as follows:

                                     1998            1997           1996

Current provision:
     Federal                     $ 1,643,192     $   694,114    $ 1,100,602
     State                           341,512         146,160        228,743
                                 -----------     -----------    -----------
                                   1,984,704         840,274      1,329,345
Deferred provision (benefit)          41,077         (90,605)        33,562
                                 -----------     -----------    -----------
                                 $ 2,025,781     $   749,669    $ 1,362,907
                                 ===========     ===========    ===========

     The components of net deferred income tax assets and liabilities at March 31, 1998 and 1997 are summarized as follows:

                                                     1998           1997
Deferred tax assets:
     Deferred loan fees                          $   195,415   $    211,293
Unrealized securities losses trading                  49,134        120,556
     Vacation accrual                                102,377         75,208
     Unrealized securities losses available
      for sale                                            --         79,490
     Other                                            22,865         62,689
                                                ------------   ------------
          Total deferred tax assets                  369,791        549,236
Deferred tax liabilities:                       ------------   ------------
     FHLB stock dividends                           (806,087)      (692,720)
     Accumulated depreciation                        (65,811)       (65,342)
     Allowance for loan losses                       (87,665)      (260,379)
     Unrealized securities gains available
      for sale                                      (551,704)            --
                                                ------------   ------------
          Total deferred tax liabilities          (1,511,267)    (1,018,441)
                                                ------------   ------------
          Net deferred tax liability            $ (1,141,476)  $   (469,205)
                                                ============   ============

     For the fiscal year ended June 30, 1996 and years prior, the Company determined bad debt expense deducted from taxable income be based on 8% of taxable income before such deduction or be based on the experience method as provided by the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the experience method to record bad debt expense for the current period and prospectively, and must also recapture the excess reserve accumulated from use of the 8% method ratably over a six-taxable-year period for all years subsequent to 1987. The income tax provision from 1987 to 1996 included an amount for the tax effect of such reserves. During the year ended March 31, 1998 and the nine-month period ended March 31, 1997, the Company recaptured approximately $520,000 of bad debt deductions taken in prior periods. At March 31, 1998, remaining bad debt deductions to be recaptured approximated $1,040,000.
     As a result of the bad debt deductions taken in years prior to 1988, retained earnings include accumulated earnings of approximately $2,500,000, on which federal income taxes have not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income taxes may be imposed at the then prevailing corporate tax rates. The Company does not contemplate that such amounts will be used for any purpose which would create a federal income tax liability; therefore, no provision has been made.

     10.  REGULATORY MATTERS AND CAPITAL REQUIREMENTS

     Regulatory Capital--The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Tier I capital to risk weighted assets, of Tier I capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes that as of March 31, 1998, the Bank meets all capital adequacy requirements to which it is subject as of March 31, 1998.
     As of March 31, 1998 and 1997, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events, since the notification, that management believes have changed the institution's category.

     The Bank's actual and required capital amounts and ratios are presented in the table below:
                                                          Categorized As Well
                                                          Capitalized Under
                                     For Capital          Prompt Correction
                     Actual          Adequacy Purposes    Action Provision
              --------------------  -------------------- --------------------
                Amount      Ratio   Amount       Ratio   Amount        Ratio

AS OF MARCH 31, 1998

Total Capital
 (To risk
 weighted
 assets)      $ 47,767,793   37.5%  $ 10,180,320   8.0%  $ 12,725,400  10.0%

Tier I Capital
 (To risk
 weighted
 assets)      $ 46,920,598   36.9%           N/A   N/A   $  7,635,240   6.0%

Core Capital
 (To total
 assets)      $ 46,920,598   17.9%  $ 10,462,031   4.0%  $ 13,121,980   5.0%

Tangible Capital
 (To tangible
 assets)      $ 46,920,598   17.9%  $  3,923,261   1.5%           N/A   N/A


AS OF MARCH 31, 1997

Total Capital
 (To risk
 weighted
 assets)      $ 21,635,599   21.2%  $  8,173,920   8.0%    10,217,400  10.0%

Tier I Capital
 (To risk
 weighted
 assets)      $ 20,910,510   20.5%           N/A   N/A   $  6,130,440   6.0%

Core Capital
 (To total
 assets)      $ 20,910,510   10.3%  $  6,122,909   3.0%  $ 10,198,733   5.0%

Tangible Capital
 (To tangible
  assets)     $ 20,910,510   10.3%  $  3,061,454   1.5%           N/A   N/A

     The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles (GAAP), to regulatory tangible and risk-based capital at March 31, 1998:

Equity                                                         $ 48,056,438
Unrealized securities gains                                        (888,840)
Equity of non-includable subsidiaries                              (247,000)

Tangible capital                                                 46,920,598
General valuation allowance                                         847,195
                                                               ------------
     Total capital                                             $ 47,767,793
                                                               ============


     At periodic intervals, the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 1998, 1997, and 1996 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.
     On September 30, 1996, the United States Congress passed and the President signed into law the omnibus appropriations package, including the Bank Insurance Fund/Savings Association Insurance Fund (BIF/SAIF) and Regulatory Burden Relief packages. Included in this legislation was a requirement for SAIF-insured institutions to recapitalize the SAIF insurance fund through a one-time special assessment to be paid within 60 days of the first of the month following enactment. As the Bank is insured by the SAIF, this assessment resulted in a pre-tax charge to other expenses for the nine-month period ended March 31, 1997 of $1,146,387 based on the March 31, 1995 SAIF deposit assessment base of $174,488,122.

     11.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a contributory defined contribution plan pursuant to
Section 401(k) of the IRC covering substantially all employees. Under the plan, the Company made contributions limited to 6.67% of participating employees' salaries. Contributions and Plan administration expenses aggregated to $91,611, $94,622, and $133,886 for the year ended March 31, 1998, the nine months ended March 31, 1997, and the year ended June 30, 1996, respectively.

     12.  TRANSACTIONS WITH AFFILIATES

     Loans Certain directors and executive officers of the Company are customers of, and have had transactions with, the Bank in the ordinary course of business, and the Bank expects to have similar transactions in the future.

     An analysis of activity with respect to loans receivable from directors and executive officers of the Company for the year ended March 31, 1998, the nine months ended March 31, 1997, and the year ended June 30, 1996 is summarized as follows:

                                          1998          1997         1996

Beginning balance                     $  326,053    $  204,451    $  414,472
     Additions                           490,794       133,125       203,700
     Reductions                         (240,496)      (11,523)     (413,721)
                                      ----------    ----------    ----------
Ending balance                        $  576,351    $  326,053    $  204,451
                                      ==========    ==========    ==========

     At March 31, 1998, all loans to directors and executive officers of the Company were current.

     13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     The Company is a party to certain financial instruments with off-balance sheet risk to meet the financing needs of customers. Commitments to extend credit were $23,022,521 and $11,164,041 at March 31, 1998 and 1997, respectively, which include fixed rate loan commitments of $1,821,236 and $1,123,000 at March 31, 1998 and 1997, respectively. The ranges of interest rates for these loan commitments are 7.0% to 9.50% for both years.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness on an individual customer basis.
     The Bank originates residential real estate loans and, to a lesser extent, commercial, agriculture, and consumer loans. Greater than 90% of all loans in the Bank's portfolio are secured by properties located in communities of Eastern Oregon.

     14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     A summary of book value and estimated fair value of financial instruments is summarized as follows:
                                            1998                 1997
                                   --------------------  --------------------
                                   Balance    Estimate   Balance    Estimated
                                   Sheet      Fair       Sheet      Fair
(Dollares in Thousands)            Amount     Value      Amount     Value

Financial assets:
  Cash and cash equivalents        $  20,311  $  20,311  $  4,975   $  4,975
  Securities                          77,808     78,228    50,954     51,043
  Loans held for sale                     --         --       428        428
  Loans receivable, net of
   allowance for loan losses         153,838    159,009   138,881    140,592
  FHLB stock                           2,985      2,985     2,763      2,763
Financial liabilities:
  Demand and savings deposits         87,835     87,835    74,332     74,332
  Time certificates of deposit       104,900    104,443   104,826    105,168
   Securities sold under agreements
    to repurchase                         --         --     1,431      1,431
  FHLB advances                           --         --       800        800

     Financial assets and liabilities other than investment securities are not traded in active markets. Estimated fair values require subjective judgments and are approximate. The above estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, nor of the underlying value of the Company. Changes in the following methodologies and assumptions could significantly affect the estimates.

     Financial Assets--The estimated fair value approximates the book value of cash and cash equivalents. For securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of loans held for sale and FHLB of Seattle stock approximates the carrying amounts.

     Financial Liabilities--The estimated fair value of demand and savings deposits, securities sold under agreements to repurchase, and FHLB advances approximates carrying amounts. The fair value of time certificates of deposit is estimated by discounting the future cash flows using current rates offered on similar instruments. The value of long-term relationships with depositors is not reflected.

     Off-Balance Sheet Financial Instruments--Commitments to extend credit represent all off-balance-sheet financial instruments. The fair value of these commitments is not significant. See Note 13 to the consolidated financial statements.

     15.  SHAREHOLDERS' EQUITY

     Oregon Trail Financial Corp. ("OTFC") was incorporated under Oregon law in June 1997 to acquire and hold all of the outstanding capital stock of the Bank, as part of the Bank's conversion from a federally-chartered mutual savings and loan association. In connection with the conversion, which was consummated on October 3, 1997, OTFC issued and sold 4,694,875 shares of common stock including the shares allocated to the ESOP (par value of $.01 per share) at a price of $10.00 per share for net total proceeds of $45,728,931 after conversion expenses of $1,219,820. OTFC retained one-half of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Bank. The net conversion proceeds of $45,728,931 were held in withdrawable accounts at the Bank at September 30, 1997. Since, among other things, all required regulatory approvals to consummate the conversion were received prior to September 30, 1997, the conversion has been accounted for as being effective as of September 30, 1997. The oversubscription proceeds of $78,050,200 were refunded, with accrued interest, on October 3, 1997.
     At the time of conversion, the Company established a liquidation account in an amount equal to its retained earnings as of March 31, 1997, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible withdrawable accountholders who have maintained their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

     16.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     As part of the conversion discussed in Note 15, an ESOP was established for all employees. The ESOP borrowed $3,755,900 from OTFC and used the funds to purchase 375,590 shares of the common stock of OTFC issued in the conversion. The loan will be repaid by the Bank over a seven-year period. The loan had an outstanding balance of $3,551,818 at March 31, 1998, and an interest rate of 8.5%. The shares included in the ESOP are held in a suspense account and released to participants quarterly over a seven-year period. As of March 31, 1998, 26,828 shares have been released to participants. Compensation expense is recognized to the extent of the fair value of shares committed to be released. The Company recorded compensation expense related to the ESOP of $471,164 during the year ended March 31, 1998.

     17.  DIRECTORS' PENSION PLAN

     The Company established a directors-emeritus plan (the "Plan") effective February 25, 1997. The purpose of the Plan is to reward and retain directors of experience and ability in key positions of responsibility by providing such directors with a benefit upon their retirement from the Board of Directors, as compensation for their past services to the Bank and as an incentive to perform such services in the future. The Plan is funded through current operations and no assets are specifically identified to fund future benefit payments.

    The periodic pension cost for the period is $53,173 composed of the following components:

Service cost                                                    $      8,305
Interest cost                                                         22,652
Other costs                                                           22,216
                                                                ------------
     Total                                                      $     53,173
                                                                ============

     The following is the funded status of the Plan as of March 31, 1998 and 1997:

                                                    1998             1997

Accumulated and vested benefits                 $   330,001     $    348,044
                                                -----------     ------------
Projected benefit for service rendered to date      330,001          348,044
Plan assets at fair value                                --               --
                                                -----------     ------------
Projected benefit in excess of plan assets          330,001          348,044
Unrecognized prior service cost                    (325,828)        (348,044)
                                                -----------     ------------
Accrued pension cost (included with accrued
     expenses and other liabilities)            $     4,173     $         --
                                                ===========     ============
Weighted average discount rate                            7%               7%


     18.  PARENT COMPANY ONLY FINANCIAL INFORMATION

     Oregon Trail Financial Corp. was formed on October 3, 1997. The (Parent Company only) financial statements at March 31, 1998 is as follows. Since OTFC was not formed at March 31, 1997, no comparable data is available.

Assets:
     Cash                                                       $ 15,371,203
     Investment in subsidiary                                     24,890,945
     Other assets                                                  3,899,542
                                                                ------------
          Total                                                 $ 44,161,690
                                                                ============
Liabilities and Stockholders' Equity:
     Liabilities:
          Other liabilities                                     $     26,532
          Stockholders' equity                                    44,135,158
                                                                ------------
             Total                                              $ 44,161,690
                                                                ============

    The statement of income for the period from October 3, 1997 (inception) to March 31, 1998 is as follows:

Other income:
     Equity in undistributed income of subsidiary               $  2,141,009
Other expense:
     Interest and other                                              282,548
     Income tax benefit                                              (49,138)
                                                                ------------
Net income                                                      $  1,907,599
                                                                ============

     The statement of cash flows for the period from October 3, 1997 (inception) to March 31, 1998 is as follows:

Operating activities:
     Net income                                                 $  1,907,599
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Equity in undistributed income of subsidiary            (2,141,009)
          Compensation expense related to ESOP                       471,164
     Cash provided (used) by changes in operating
      assets and liabilities:
          Other assets                                            (3,899,542)
          Other liabilities                                           75,670
          Income tax accrual                                         (49,138)
                                                                ------------
             Net cash used in operating activities                (3,635,256)
Investing activities:                                           ------------
     Investment in subsidiary                                    (22,749,937)
                                                                ------------
Financing activities:
     Net proceeds from issuance of common stock                   45,728,931
     Proceeds from stock oversubscription                         78,050,200
     Repayment of stock oversubscription                         (78,050,200)
     Payment of cash dividend                                       (216,635)
     Funding provided to ESOP for purchase of common stock        (3,755,900)
                                                                ------------
             Net cash provided by financing activities            41,756,396
                                                                ------------
Net increase (decrease) in cash                                   15,371,203
Cash:
     Beginning of period                                                  --
                                                                ------------
     End of period                                              $ 15,371,203
                                                                ============

     19.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Twelve months ended March
 31, 1998 (in thousands):    June 30   September 30   December 31   March 31

Total interest income       $   4,113    $   4,556     $   5,037    $  4,805
Total interest expense          1,934        2,190         1,871       1,829
                            ---------    ---------     ---------    --------
    Net interest income         2,179        2,366         3,166       2,976
Provision for loan losses          31           43            46          18
                            ---------    ---------     ---------    --------
    Net interest income
     after provision            2,148        2,323         3,120       2,958
Noninterest income                275          251           245         275
Noninterest expense             1,359        1,402         1,737       2,035
                            ---------    ---------     ---------    --------
    Income before income tax    1,064        1,172         1,628       1,198
Provision for income taxes        409          450           714         453
                            ---------    ---------     ---------    --------
Net income                  $     655    $     722     $     914    $    745
                            =========    =========     =========    ========
Net income per common share       N/A          N/A     $    0.21    $   0.17


Twelve months ended March
 31, 1997 (in thousands):    June 30   September 30   December 31   March 31

Total interest income       $   4,052    $   4,045     $   4,039    $  3,946
Total interest expense          1,922        1,859         1,853       1,841
                            ---------    ---------     ---------    --------
    Net interest income         2,130        2,186         2,186       2,105
Provision for loan losses          10           26            35         155
                            ---------    ---------     ---------    --------
    Net interest income
     after provision            2,120        2,160         2,151       1,950
Noninterest income                116          249           259         153
Noninterest expense             1,379        2,477         1,302       1,296
                            ---------    ---------     ---------    --------
    Income (loss) before
     income tax                   857          (68)        1,108         807
Provision (benefit) for
 income taxes                     330          (25)          426         348
                            ---------    ---------     ---------    --------
Net income (loss)           $     527    $     (43)    $     682    $    459
                            =========    =========     =========    ========
Net income per common
 share                            N/A          N/A           N/A         N/A

[Baker County]
Ready & Welcoming Growth

     The rate of business growth in Baker City is Eastern Oregon's highest. While agriculture continues to play a stabilizing role, tourism is the county's fastest-growing industry. One of the most popular attractions in Baker County is the Oregon Trail Interpretive Center.

     The revitalization of Baker City's historic Main Street continues to attract attention throughout the western United States, highlighted by the restoration and reopening of the Geiser Grand Hotel, built in 1889.

     Pioneer Bank has also remodeled and expanded its Baker City branch and corporate offices. Pioneer's growth in commercial/agricultural lending enhances the commitment to the area's future.

     In fact, Pioneer's Baker City branch received the Outstanding Business Award from Historic Baker City and the Most Outstanding Downtown Business in Oregon from Livable Oregon. The branch is also proud to support local high schools by co-sponsoring the Kiwanis Students of the Month awards as well as sporting events on the local, regional and state levels, including Little League and YMCA sports. The branch also sponsors the Christmas Parade and rodeo events during Miner's Jubilee.

[picture]

[Union County]
Education & Service for the Next Century

     In Union County, Boise Cascade, Grande Ronde Hospital and government services represent the largest sectors of the economy. A number of regional state offices are located in La Grande, as well as Eastern Oregon University.

     To keep up with the area's continued growth, Pioneer Bank opened a new state-of-the-art Island City branch. The full-service facility features a loan center with customized real estate, personal, mortgage, business and agricultural loan services.

     Service to the community is a priority for the employees of Pioneer Bank in Union County. Manager Jeff Puckett leads the way by volunteering on the executive board of the local United Way and the Union County Chamber of Commerce. The branch also supports the Eastern Oregon Livestock Show, Little League, and Union County Soccer Association.

[picture]

[Malheur County]
Growing into the Millennium

     Eastern Oregon's fastest-growing county, Malheur, is predicted to experience nearly a 25% job growth rate in the next few years. Agriculture is the area's strongest industry. The county is also supported by the expanding Snake River Correctional Institution and Treasure Valley Community College. The Four Rivers Cultural Center, opened in 1997, is the centerpiece of an increased tourism focus in the county.

     With a commercial/agricultural loan officer based here, the recently remodeled Ontario branch is well-positioned to keep pace with the western Treasure Valley. This is the largest market served by Pioneer Bank.

     Pioneer Bank actively participates in special local events honoring this ethnically diverse community, including the Four Rivers Cultural Center's annual ball, Ontario Visitors & Convention Board, Ontario Chamber Board, and American Musical Jubilee. The bank is also an enthusiastic sponsor of a Parks and Recreation youth soccer team.

[picture]
                                                                          49

[Grant County]
Exploring New Opportunities

    Grant County's unique natural treasures hold the potential to increase jobs and create new businesses. Thousands of visitors each year travel to the John Day Fossil Beds National Monument east of John Day. The Painted Hills area attracts tourists from around the world.

     Other natural resources including timber and agriculture continue to provide a base for the region's economy. The government sector provides the largest percentage of Grant County's available jobs.

     Pioneer Bank's John Day branch has played an active role in Grant County and neighboring Wheeler County since 1973. Branch employees are active supporters of area events, especially the youth rodeo and 4-H programs.

     Grant County Customers will see the benefits of a remodeled and expanded branch, with the addition of an ATM and safe deposit boxes.

[picture]

[Harney County]
Manufacturing the Future

     Talk about a turnaround. As of the close of 1997, Harney County's economy is showing the second-fastest job growth in Oregon. The Safari Motor Coaches production facility opened in 1996 and continues to expand, with 100 new jobs planned for 1998.

      Additionally, the opening of Oregon's new state correctional facility for juveniles in late 1997 and a collection of new retail and service businesses are all factors in Harney County's increased vitality.

     The Burns branch participates in a local organization called PRIDE, a volunteer committee dedicated to enhancing community pride. Pioneer Bank in Burns was instrumental in initiating a fundraising effort for children's art awards at the John Scharff Migratory Bird Festival. The branch is also an ongoing sponsor of Little League teams, softball teams, the fair/rodeo and supports Air Life of Eastern Oregon for Harney County.

     Pioneer Bank will take on a new look in Burns when a new branch facility opens in fall of 1998.

[picture]

[Wallowa County]
A Scenic Attraction

     Being a popular tourist spot has led Wallowa County's service industry to double in size over the last ten years. As the spectacular beauty of the state's northeastern corner becomes even more widely known, that trend should continue. Likewise, construction employment in the area tripled between 1986 and 1996.

     The arts continue to emerge as an area of growth, attracting visitors to galleries featuring local talent in bronze sculpture, photography, painting and more.

     The Enterprise branch of Pioneer Bank has given steady support to community events since opening in 1976. Each year Pioneer Bank is an event sponsor for the Team Roping competition during July's Chief Joseph Days, one of Eastern Oregon's most popular annual events. The branch is also active in the Downtown Association, dedicated to restoring Enterprise's historic downtown district.

[picture]

CORPORATE
INFORMATION
CORPORATE HEADQUARTERS:
 2055 FIRST STREET
 PO BOX 786
 BAKER CITY, OR 97814
 (541) 523-6327

SUBSIDIARIES
 PIONEER BANK, A FSB

TRANSFER AGENT AND REGISTRAR
 REGISTRAR & TRANSFER COMPANY
 10 COMMERCE DRIVE
 CRANFORD, NJ 07016

INDEPENDENT PUBLIC ACCOUNTANTS AND AUDITORS
 DELIOTTE & TOUCHE LLP
 3900 US BANCORP TOWER
 111 SW FIFTH AVE.
 PORTLAND,OR 97204

SPECIAL COUNSEL
 BREYER & AGUGGIA LLP
 1300 I STREET, NW
 470E
 WASHINGTON, DC 20005

ANNUAL MEETING OF STOCKHOLDERS
 10:00 AM, TUESDAY, AUGUST 4, 1998
 SUNRIDGE INN
 ONE SUNRIDGE LANE
 BAKER CITY, OR 97814

EXECUTIVE OFFICERS
 JERRY F. ALDAPE, PRESIDENT AND CEO
 ZANE F. LOCKWOOD, SENIOR VICE PRESIDENT

INVESTOR INFORMATION
 A COPY OF THE FORM 10-K, INCLUDING
 CONSOLIDATED FINANCIAL STATEMENTS, AS
 FILED WITH THE SECURITIES AND EXCHANGE
 COMMISSION WILL BE FURNISHED WITHOUT
 CHARGE TO STOCKHOLDERS AS OF THE RECORD
 DATE FOR VOTING AT THE ANNUAL MEETING
 OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE
 SECRETARY, OREGON TRAIL FINANCIAL CORP.,
 2055 FIRST STREET, PO BOX 786, BAKER CITY,
 OREGON 97814.

BOARD OF
DIRECTORS
 JOHN GENTRY
 CHAIRMAN OF THE BOARD
 President and General Manager;
 Gentry Ford Sales, Inc.

 JOHN A. LIENKAEMPER
 Consultant and U.S. Safety Coordinator;
 The Loewen Group

 ALBERT H. DURGAN
 Retired President, Pioneer Bank

 EDWARD H. ELMS
 Owner, P&E Distributing and
 Co-Owner, Heritage Chevrolet

 STEPHEN R. WHITTEMORE
 Owner, BesTruss, Inc. and
 Partner, Wallowa Lake Tram

 CHUCK ROUSE
 Self Employed Property Developer and Manager

 JERRY F. ALDAPE
 President and CEO
 Oregon Trail Financial Corp. and Pioneer Bank, FSB

STOCK LISTING
 OREGON TRAIL FINANCIAL CORP. COMMON STOCK
 IS TRADED OVER-THE-COUNTER ON THE NASDAQ
 NATIONAL MARKET UNDER THE SYMBOL 'OTFC.'
 STOCKHOLDERS OF RECORD AT MARCH 31, 1998
 TOTALED 1,118.  THIS TOTAL DOES NOT REFLECT THE
 NUMBER OF PERSONS OR ENTITIES WHO HOLD STOCK
 IN NOMINEE OR 'STREET' NAME THROUGH VARIOUS
 BROKERAGE FIRMS.  THE FOLLOWING TABLE SHOWS
 THE REPORTED HIGH AND LOW SALE PRICES OF THE
 COMPANY'S COMMON STOCK SINCE THE INITIAL
 OFFERING ON OCTOBER 3, 1997.

                                               CASH
                                               DIVIDENDS
FISCAL 1998                  LOW      HIGH     DECLARED
-----------                  ---      ----     --------

INITIAL OFFERING PRICE       10           --     --
THIRD QUARTER                15 1/2    17 3/8   $--
FOURTH QUARTER               16        18 1/2   0.05

THE PAYMENT OF DIVIDENDS IS SUBJECT TO REGULATORY
RESTRICTIONS.  SEE NOTES 10 AND 15 TO THE CONSOLIDATED
FINANCIAL STATEMENTS.

  ADMINISTRATIVE OFFICES
       2055 First Street
Baker City, Oregon 97814
            541.523.6327

       BAKER CITY BRANCH          BRANCH
       2055 First Street          LOCATIONS
Baker City, Oregon 97814
            541.523.5884

        LA GRANDE BRANCH
       1215 Adams Avenue
 La Grande, Oregon 97850
            541.963.4126

          ONTARIO BRANCH
    225 SW Fourth Avenue
   Ontario, Oregon 97914
            541.889.3154

         JOHN DAY BRANCH
      150 W. Main Street
  John Day, Oregon 97845
            541.575.0257

            BURNS BRANCH
         77 Adams Street
     Burns, Oregon 97720
            541.573.2121

       ENTERPRISE BRANCH
      205 W. Main Street
Enterprise, Oregon 97828
            541.426.4529

      ISLAND CITY BRANCH
      3106 Island Avenue
 La Grande, Oregon 97850
            541.963.2200

                                 Exhibit 21

                         Subsidiaries of Registrant



                                         Percentage      Jurisdiction or
Subsidiary (1)                             Owned     State of Incorporation
--------------                             -----     ----------------------
Pioneer Bank, A Federal Savings Bank        100%          United States
Pioneer Development Corporation(2)          100%          Oregon
Pioneer Bank Investment Corporation(2)      100%          Oregon

-------------
(1) The operations of the Company's subsidiary are included in the Company's consolidated financial statements.
(2) Wholly-owned subsidiary of Pioneer Bank, A Federal Savings Bank.

                               Exhibit 23

                      Consent of Deloitte & Touche LLP
Deloitte &
 Touche LLP
--------------               -------------------------------------------------
                             Suite 3900              Telephone: (503) 222-1341
                             111 S.W. Fifth Avenue   Facsimile: (503) 224-2172
                             Portland, Oregon 97204-3642


                       INDEPENDENT AUDITORS' CONSENT


We hereby consent to the incorporation by reference in the Registration Statement of Oregon Trail Financial Corp. on Form S-8 (File. No. 333-37427), of our report dated May 22, 1998, accompanying the consolidated financial statements incorporated by reference in Oregon Trail Financial Corp.'s Annual report on Form 10-K for the year ended March 31, 1998.

/s/ Deloite & Touche LLP

DELOITTE  & TOUCHE LLP

Portland, Oregon
June 25, 1998

----------------
Deloitte Touche
Tohmatsu
International
----------------

                               Exhibit 99

                    Former Independent Auditors' Report

Coopers                             Coopers & Lybrand L.L.P.
& Lybrand
                                    a professional services firm

Report of Independent Accountants

To the Board of Directors
Pioneer Bank, a Federal Savings Bank
Baker City, Oregon

We have audited the accompanying consolidated statements of income, shareholder's equity and cash flows of Pioneer Bank, a Federal Savings Bank, and subsidiaries for the year ended June 30, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pioneer Bank, a Federal Savings Bank, and subsidiaries for the year ended June 30, 1996 in conformity with generally accepted accounting principles.

                      /s/ Coopers & Lybrand L.L.P.

Boise, Idaho
August 2, 1996

Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a Swiss limited liability association.