Form 10-Q
period 1998-06-30
OREGON TRAIL FINANCIAL CORP
filed 1998-08-13
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 1998

      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934

                           Commission File Number:  0-26556

                              OREGON TRAIL FINANCIAL CORP.
                  (Exact name of registrant as specified in its charter)

Oregon                                                   91-1829481
---------------------------------------------------------------------------
State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                    Identification Number)

2055 First Street, Baker City, Oregon                       97814
-------------------------------------                 ----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (541) 523-6327
                                                      ----------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                             -------
Securities registered pursuant to Section 12(g) of the Act:  Common Stock.
                                                             Par value $.01
                                                                per share
                                                           ----------------
                                                           (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     As of July 31, 1998, there were issued 4,694,875 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

PAGE

                            OREGON TRAIL FINANCIAL CORP.
                                  TABLE OF CONTENTS

Part I.           Financial Information
-------           ----------------------

Item I.           Financial Statements    (Unaudited)                 Page
                                                                      -----
                  Consolidated Statements of Financial
                  Condition as of June 30,                              2
                  1998 and March 31, 1998

                  Consolidated Statements of Income;
                  For the Three Months                                  3
                  Ended June 30, 1998 and 1997

                  Consolidated Statements of Shareholders'
                  Equity (For the Three Months Ended June
                  30, 1998 and for the Year Ended March 31, 1998.       4

                  Consolidated Statements of Cash Flows
                  (For the Three Months Ended June 30,
                  1998 and 1997)                                      5 - 6

                  Notes to Consolidated Financial Statements          7 - 9

Item II.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 10-14

Item III.         Quantitative and Qualitative Disclosures
                  about Market Risk                                      14


Part II.          Other Information
-------           -----------------

Item 1.           Legal Proceedings                                      15

Item 2.           Changes in Securities and Use of Proceeds              15

Item 3.           Defaults Upon Senior Securities                        15

Item 4.           Submission of Matters to a Vote of Security Holders    15

Item 5.           Other Information                                      15

Item 6.           Exhibits and Reports on Form 8-K                       15

Signatures                                                               16

                                       (1)

                     OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                       AS OF JUNE 30, 1998 and MARCH 31, 1998
                                 (UNAUDITED)
                               ($ in thousands)
                                                        June 30,     March 31,
                                                          1998         1998
ASSETS                                                  --------     ---------
Cash (including interest earning accounts of
  $4,560,135 and $18,666,798)                             6,196        20,311
Securities
 Available for sale, at fair value
  (amortized cost: $65,293 and $63,566)                  65,671        65,003
 Held to maturity, at amortized cost (fair value:
  $12,613 and $13,225)                                   11,751        12,805
Loans receivable, net of allowance for loan
 losses of $928 and $847                                161,268       153,838
Accrued interest receivable                               1,823         1,676
Premises and equipment, net                               5,903         5,582
Stock in Federal Home Loan Bank of Seattle, at cost       3,043         2,985
Real estate owned                                           124           313
Other assets                                                681           711
                                                       --------      --------
TOTAL ASSETS                                           $256,460      $263,224
                                                       ========      ========
LIABILITIES AND EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                      $77,283       $79,187
  Noninterest-bearing                                     9,232         8,647
  Time certificates                                      97,669       104,900
                                                       --------      --------
    Total deposits                                      184,184       192,734
Accrued expenses and other liabilities                    3,006         2,400
Advances from borrowers for taxes and insurance           1,316           789
                                                       --------      --------
Total liabilities                                       188,506       195,923

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 Par Value; 1,000,000 shares
  authorized; no shares issued or outstanding
Common stock, $.01 par value; 8,000,000 shares
 authorized June 30, 1998, 4,694,875 issued,
 4,359,427 outstanding; March 31, 1998, 4,694,875
 issued, 4,346,113 oustanding                                47            47
Additional paid-in capital                               45,962        45,885
Retained earnings (substantially restricted)             24,527        23,968
Unearned shares issued to the Employee Stock
  Ownership Plan                                         (3,353)       (3,488)
Unrealized gain on securities available for sale,
  net of tax                                                771           889
                                                       --------      --------
Total shareholders' equity                               67,954        67,301

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $256,460      $263,224
                                                       ========      ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                       (2)

                OREGON TRAIL FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                   ($ in thousands except per share data)
                                            3 Mos Ended    3 Mos Ended
                                              30-Jun-98      30-Jun-97
INTEREST INCOME
Interest and fees on loans receivable           3,314          3,057
Securities:
  Mortgage-backed and related securities          736            642
  U.S. government and government agencies         680            362
Other interest and dividends                       56             52
                                              -------        -------
Total interest income                           4,786          4,113

INTEREST EXPENSE:
Deposits                                        1,817          1,856
Securities sold under agreements to
 repurchase                                         0             11
FHLB of Seattle advances                            0             67
                                              -------        -------
Total interest expense                          1,817          1,934

Net interest income                             2,969          2,179
Provision for Loan Losses                          86             31
Net interest income after provision for       -------        -------
  loan losses                                   2,883          2,148

NONINTEREST INCOME:
Service charges on deposit accounts               154            169
Loan servicing fees                                81             52
Other Income                                        3             54
                                              -------        -------
Total noninterest income                          238            275

NONINTEREST EXPENSE:
Employee compensation and benefits              1,058            804
Supplies, postage, and telephone                  125            111
Depreciation                                      112             87
Occupancy and equipment                           101             81
FDIC insurance premium                             31             28
Customer account                                   74             81
Advertising                                        85             50
Professional fees                                  54             34
Other                                             154             83
                                              -------        -------
Total noninterest expense                       1,794          1,359

Income before income taxes                      1,327          1,064
Provision for income taxes                        551            409
                                              -------        -------
NET INCOME                                        776            655
                                              =======        =======

Basic Earnings per share (1)                    $0.18
Weighted Average Number of Shares             =======
 Outstanding (2)                            4,346,260

(1) Per share information for the prior period is not presented as the Company did not complete its stock offering until October 3, 1997. See Note 2.
(2) Shares outstanding for the quarter ended June 30, 1998 were used in the calculation of weighted average shares outstanding for the quarter ended June 30, 1998.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (3)

                                 OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND THE YEAR ENDED MARCH 31, 1998
                                                (UNAUDITED)
                                              ($ in thousands)
                                                                        Unearned
                                                                        Shares Issued  Unrealized
                                                                        to Employee    Gain(Loss)
                                                 Additional             Stock          on Securities
                               Common Stock      Paid-in    Retained    Ownership      Available
                             Shares      Amount  Capital    Earnings    Trust          For Sale    Total
                             ------      ------  -------    --------    ---------      --------    -----

Balance at April 1, 1997                                     $21,149                     ($122)  $21,026

Net income                                                     3,036                               3,036
Cash dividends declared                                         (217)                               (217)
Issuance of common stock,
 net                          4,694,875    $47    $45,682                                         45,729
Unearned ESOP shares           (375,590)                                    ($3,756)              (3,756)
Earned ESOP shares               26,828               203                       268                  471
Change in unrealized gain
 on securities available
 for sale, net of tax                                                                    1,011     1,011
                              ---------    ---    -------    -------       ---------   -------   -------
Balance, March 31, 1998       4,346,113     47     45,885     23,968         (3,488)       889    67,301

Net income                                                       776                                 776
Cash dividends declared                                         (217)                               (217)
Earned ESOP shares               13,414                77                       135                  212
Change in unrealized gain
 on securities available
 for sale, net of tax                                                                     (118)     (118)
                              ---------    ---    -------    -------       ---------   -------   -------
Balance, June 30, 1998        4,359,527    $47    $45,962    $24,527        ($3,353)      $771   $67,954
                              =========    ===    =======    =======        =======    =======   =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                        (4)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                ($ in thousands)
                                                     30-Jun-98      30-Jun-97
CASH FLOWS FROM OPERATING ACTIVITIES                 ---------      ---------
  Net income                                             $776           $655
ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Depreciation of properties and equipment                112             87
  Amortization/Accretion of Premium/Discount on
   Investments                                            (27)            (4)
  Amortization of deferred loan origination fees,
   net of deferred loan origination costs                 (26)           (45)
  Provision for loan loss                                  85             31
  Deferred taxes                                           73           (283)
  Accretion of discounts on loans purchased               (10)            (5)
  FHLB Dividends                                          (58)           (52)
CHANGES IN ASSETS AND LIABILITIES
  Loans held for sale                                       0             72
  Interest receivable                                    (147)             0
  Prepaid and other assets                                 31           (492)
  Accrued Expenses and other liabilities                  606          6,112
                                                      -------        -------
Net cash provided by operating activities               1,415          6,076
                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                   (22,343)       (11,654)
  Principal repayments on loans                        16,437          9,738
  Purchase of loans                                    (1,572)        (1,035)
  Purchase of securities available for sale            (7,093)       (14,680)
  Maturity of securities available for sale             5,000          3,000
  Purchase of securities held to maturity                   0             (8)
  Principle reductions of securities available
   for sale                                             1,054            717
  Principle reductions of securities held to
   maturity                                             1,261            595
  Proceeds from sales of real estate owned                189
  Proceeds from sales of premises and equipment             0            248
  Purchases of premises and equipment                    (434)          (563)
                                                      -------        -------
Net cash used by investing activities                  (7,501)       (13,642)
                                                      -------        -------

                                       (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in deposits                                  ($8,550)        $3,423
  Change in retail repurchase agreements                    0           (213)
  Change in advances from borrowers for taxes
   and insurance                                          528            729
  Change in borrowings from FHLB                            0          4,200
  Release of ESOP Shares                                  211              0
  Payment of cash dividend                               (217)             0
                                                      -------        -------
Net cash(used) provided by financing activities        (8,028)         8,139
                                                      -------        -------
Net (decrease) increase in cash                       (14,115)           573
Cash and cash equivalents at beginning of period       20,311          4,975
                                                      -------        -------
Cash and cash equivalents at end of period             $6,196         $5,548
                                                      =======        =======

Supplemental disclosures

Cash paid during the quarter for:
Interest on deposits and other borrowings              $1,922         $1,934
Income taxes                                              441             20

Noncash activity
Unrealized gain(loss) on securities available
 for sale, net of tax                                    (118)           454

The accompanying notes area an integral part of these unaudited consolidated financial statements

                                       (6)

                   OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. (the "Company") financial condition as of June 30, 1998 and March 31, 1998, the results of operations for the three months ended June 30, 1998 and 1997 and the cash flows for the three months ended June 30, 1998 and 1997. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K for the year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  REORGANIZATION

On October 3, 1997, Pioneer Bank, A Federal Savings Bank, (the "Bank") completed a mutual-to-stock conversion. The Company sold 4,694,875 shares of common stock at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,761,801 of Paid in Capital. The Common Stock and Paid in Capital at June 30, 1998 are offset by the unissued ESOP shares.

The Company purchased all of the stock of the Bank for one-half of the net investable proceeds of the offering. The retained earnings of the Company represent all prior earnings of the Bank as a mutual savings bank.

The primary business of the Company is directing the officers of the Bank. According, the information presented herein relates primarily to the Bank.

3.    RECENTLY ADOPTED/ISSUED ACCOUNTING PRONOUNCEMENTS

      Earnings Per Share. SFAS No. 128 "Earnings Per Share", adopted effective December 31, 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. The Company had a simple capital structure for all periods presented, and accordingly has computed basic earnings per share presented on the Income Statement.

                                       (7)
PAGE

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

      Effective April 1, 1998, the Company adopted SFAS No. 130. Comprehensive income (loss) was approximately $658,000 and $1.1 million for the three months ended June 30, 1998 and 1997 respectively. The difference between comprehensive income and net income is due to unrealized gains (losses) on available for sale securities net of tax.

Segment Disclosures. SFAS No. 131, In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprise." The new standard becomes effective for the Company's fiscal year ending March 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The adoption of provisions of SFAS No. 131 is not expected to have a material impact on the Company.

4.    ALLOWANCE FOR LOAN LOSSES

                                June 30, 1998         March 31, 1998
                                (In Thousands)        (In Thousands)
                                --------------        --------------
Balance, beginning of period        $ 847                 $ 725

Charge-offs                           (11)                  (49)

Recoveries                              7                    33

Provisions for Loan Losses             85                   138
                                    -----                 -----
Balance, end of period              $ 928                 $ 847
                                    =====                 =====

Amounts presented are for the year ended March 31, 1998 and for the three months ended June 30, 1998

                                       (8)
PAGE

5.    ADVANCES FROM FEDERAL HOME LOAN BANK

The Company had no borrowings from the Federal Home Loan Bank of Seattle ("FHLB"), at June 30, 1998 or at March 31, 1998.

6.  REGULATORY CAPITAL

The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements.

June 30, 1998:
                                                  Categorized as "Well
                     Actual      For Capital      Capitalized" Under Prompt
                                   Adequacy       Corrective Action Provision
                                (In Thousands)
                 -------------  ---------------   ---------------------------
                 Amount  Ratio  Amount    Ratio     Amount          Ratio
As of June 30,
 1998:
  Total Capital:
  (To Risk
  Weighted
  Assets)       $48,632  36.31% $10,511   8.0%     $13,138          10.0%
Tier I Capital:
  (To Risk
  Weighted
  Assets)        47,704  37.01      N/A   N/A        7,883           6.0
Tier I Capital:
  (To Tangible
   Assets)       47,704  18.69   10,210   4.0       12,762           5.0
Tangible Capital:
  (To Tangible
  Assets)        47,704  18.69    3,829   1.5          N/A           N/A

As of March 31, 1998
                                                  Categorized as "Well
                      Actual     For Capital      Capitalized" Under Prompt
                                   Adequacy       Corrective Action Provision
                                (In Thousands)
                 -------------  ---------------   ---------------------------
                 Amount  Ratio  Amount    Ratio     Amount          Ratio
As of March 30,
 1998:
   Total Capital:
   (To Risk
   Weighted
   Assets)      $47,768  37.5%  $10,180   8.0%     $12,725          10.0%
Tier I Capital:
   (To Risk
   Weighted
   Assets)       46,921  36.9       N/A   N/A        7,635           6.0
Tier I Capital:
   (To Tangible
   Assets)       46,921  17.9    10,462   4.0       13,122           5.0
Tangible Capital:
   (To Tangible
   Assets)       46,921  17.9     3,923   1.5          N/A           N/A

                                       (9)

ITEM 111.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statement's." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

As a traditional, community-oriented savings bank, the Bank focuses on customer service within its principal market area. The Bank's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one-to-four family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. At June 30, 1998, residential mortgage loans totaled $103.7 million, or 64.3% of total net loans receivable. The Bank began supplementing its traditional lending activities in 1996 with the development of commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. The Bank has hired experienced commercial lending officers familiar with the Bank's primary market area in an attempt to develop commercial business and agricultural lending and to expand the purchase of dealer-originated automobile contracts. As a result of these activities at June 30, 1998 the Bank had agricultural loans of $6.4 million, commercial business loans of $8.6 million, commercial real estate loans of $8.6 million, and automobile loans of $7.3 million (including $6.3 million of purchased dealer-originated contracts).

                                       (10)
PAGE

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates adjustable based upon the Wall Street Journal prime rate. Commercial and Agricultural loans outstanding totaled $6.0 million and $5.0 million, respectively at March 31, 1998 and increased to $8.6 million and $6.4 million, respectively at June 30, 1998. The Bank has also increased origination of shorter term consumer loans, increasing auto loans from $5.7 million at March 31, 1998 to $7.3 million at June 30, 1998.

To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense. At June 30, 1998, the Bank recognized employee compensation and benefit expenses associated with the ESOP amounting to approximately $212,000 of expense related to the release of 1/28th of the 375,590 ESOP shares. Shares were valued at $15.75, the closing price of the Company's stock on June 30, 1998. The release of the shares resulted in a reduction of $134,139 in unearned ESOP shares and an increase of $77,130 in additional paid-in capital. The implementation of other stock benefit programs will result in recognition of additional material employee compensation and benefit expense in future periods. The actual aggregate amount of this new expense cannot be currently predicted because generally accepted accounting principals require that such expense be based on the fair market value of the shares of Common Stock when the expenses are recognized, which would occur when shares are committed to be released. These expenses have been reflected in the pro forma financial information presented in the Company's Prospectus dated August 12, 1997. The pro forma data assumed the initial public offering purchase price of $10.00 per share as fair market value. Actual expense, however, will be based on the fair market value of the Common Stock at the time of recognition, which may be higher or lower than the current stock price.

Year 2000

Data Processing for the Bank is done in-house primarily on an AS400 IBM computer. In December 1997 the Company converted to new core software which was purchased at a cost of approximately $250,000. The software purchased is used to process all savings, loan and related general ledger transactions. The vendor has given assurance that their software is Year 2000 compliant and that no problems will arise from the turn of the century. Testing of the Jack Henry system by all users for Year 2000 compliance will commence in September 1998. The Bank anticipates a successful test based upon representations received from the vendor.

                                       (11)
PAGE

However, in the event that testing of the Jack Henry system is not successful, the Bank's contingency plan is to pursue conversion to a third party service bureau. In addition to the core software, the Bank uses various personal computer software products, some of which are already Year 2000 compliant. Others are being monitored and the Bank is proactively communicating with vendors to determine their course of action to become fully compliant. The Bank anticipates replacing some computer hardware related to Year 2000 compliance with an approximate cost of $80,000 over the next 18 months.

Changes in Financial Condition

At June 30, 1998, the consolidated assets of the Company totaled $256.5 million, a decrease of $6.7 million, or 2.5%, from $263.2 million at March 31, 1998. The primary reason for the decrease was a $14.1 million decrease in cash and cash equivalents, partially offset by a $7.4 million increase in net loans receivable. Approximately $6.8 million of the decrease in cash was due to the maturity of a short term deposit in April 1998.

Net loans receivable increased by $7.4 million, or 4.8%, to $161.3 million at June 30, 1998 compared to $153.8 million at March 31, 1998. The increase was primarily the result of continued new loan demand exceeding loan repayments and sales, augmented by increases in agricultural and commercial loans, auto loans and other consumer loans. Such loans are inherently riskier than one to four family mortgage loans.

Nonperforming assets, consisting of non-accruing loans and other repossessed assets, decreased $ 138,000 from $588,000 at March 31, 1998 to $450,000 at
June 30, 1998, primarily due to the sale of approximately $189,000 of real estate owned in April 1998. Real estate owned amounted to $124,000 at June 30, 1998 compared to $313,000 at March 31, 1998. Nonperforming assets were .18% of total assets at June 30, 1998, compared to .22% at March 31, 1998. The allowance for loan losses was 284% of nonperforming loans at June 30, 1998, compared to 308% at March 31, 1998.

Investment securities decreased $386,000, from $77.8 million at March 31, 1998 to $77.4 million at June 30, 1998. The decrease included $5.0 million of government agency medium term notes that were called and $2.5 million of principal payments on government agency mortgage backed securities. These decreases were partially offset by the purchase of $2.1 million of AAA rated municipal bonds of several Oregon municipalities with maturities of from 13 to 19 years, as well as the purchase of $5.0 million of fixed rate government agency mortgage backed securities. Savings deposits decreased $8.6 million, or 4.4%, from $192.7 million at March 31, 1998 to $184.2 million at June 30, 1998. The decrease is primarily attributable to the maturity of a $6.8 million short term time certificate in April 1998, as well as a $1.3 million decrease in core deposits i.e., checking accounts and passbook savings accounts.

Advances from borrowers for taxes and insurance increased $527,000, or 66.8%, from $789,000 at March 31, 1998 to $1.3 million at June 30, 1998. Taxes are paid annually in November and accordingly, such deposits increase ratably from December of one year to November of the following year. The Bank had no advances from the FHLB at June 30, 1998 or March 31, 1998.

                                       (12)
PAGE

Total Shareholders' equity increased $653,000 to $68.0 million at June 30, 1998 from $67.3 million at March 31, 1998. Quarterly earnings of $776,000 account for most of the increase, with an increase of $212,000 due to the release of 1/28th of the 375,590 ESOP shares. These increases were partially offset by dividends paid of $217,000 and the tax effected decrease in market value of securities available for sale of $118,000.

                             Results of Operations

Comparison of Three Months Ended June 30, 1998 and 1997

General. Net income increased $121,000, from $655,000 for the three months ended June 30, 1997 to $776,000 for the three months ended June 30, 1998. This increase was primarily attributable to increased net interest income of $790,000 partially offset by an increase of $435,000 in noninterest expense and a $142,000 increase in the tax provision due to the partially nondeductible nature of ESOP expense and additional net taxable income.

Interest Income. Additional interest income generated by the $44.3 million increase in average interest earning assets contributed to an increase of $673,000 in interest income for the three months ended June 30, 1998 compared to 1997. The average yield on interest earning assets decreased from 8.06% for the three months ended June 30, 1997 to 7.71% for the three months ended June 30, 1998. The decrease is primarily due to an increase of $12.3 million in the average balance invested in lower yielding government agency medium term notes for the three months ended June 30, 1998 as compared to the same period of 1997. In addition, an increase $11.2 million in the average balance of cash held in interest bearing deposit accounts contributed to the lower overall yield.

Interest Expense. Interest expense on savings deposits decreased $39,000 for the three months ended June 30, 1998 as compared to the same period of 1997. Average deposits increased by $7.5 million comparing June 30, 1997 to 1998. The average interest paid on deposits decreased 25 basis points from 4.12% for the three months ended June 30, 1997 to 3.87% for the same period ended June 30, 1998, partially as a result of cash received from the mutual to stock conversion which is held in a noninterest bearing checking account at the Bank and used to fund loans and investments at no interest cost.

Provision for Loan Losses. The provision for loan losses was $86,000 and net charge-offs amounted to $5,000 during the three months ended June 30, 1998 compared to a $31,000 provision and $9,000 of net charge-offs during the three months ended June 30, 1997. The provision was increased during the quarter ended June 30, 1998 primarily in response to portfolio growth especially in commercial, agricultural and consumer loans, and also due to net charge-offs.

Non-Interest Income. Non-interest income decreased $37,000, or 13.5%, to $238,000 for the three months ended June 30, 1998 from $275,000 for the three months ended June 30, 1997. The decrease was primarily attributable to the inclusion of a $52,000 gain from the sale of the LaGrande office building in the prior year quarter.

                                       (13)
PAGE

Non-Interest Expense. Non-interest expense increased $435,000, or 32.0% to $1.8 million for the three months ended June 30, 1998 from $1.4 million in the comparable period in 1997. The increase is primarily attributable to $254,000 of increased compensation and benefits expense. Of the increase, $212,000 is due to the release of 1/28th of the ESOP shares on June 30, 1998 and the remainder is due to staff increases and normal salary increases. Depreciation expense increased $25,000 due to the core software purchase and the completion of the Island City Branch building. Depreciation for these additions was not included in the prior year quarter. Advertising expense increased $35,000 due to additional stockholder relations expense associated with being a public company, as well as increased radio and newspaper advertising. Professional fees increased $20,000 primarily due to increased audit and legal fees related to doing business as a public entity versus a mutual savings bank. An increase of $71,000 is attributable to other expenses related to employee training and relocation of new employees to the Bank's market area. Increases in utilities and supplies expenses relate to space and staff additions.

Income Taxes. The provision for income taxes increased $142,000 for the three months ended June 30, 1998 compared with the prior year quarter. The increase was attributable to a higher level of net income before taxes, as well as $212,000 of ESOP compensation expense which is not entirely deductible for taxes in the current or future periods.

Item No. 3  Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 1998, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 1998.

                                       (14)
PAGE

                       PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------
            The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------
            Not applicable.

Item 3.     Defaults Upon Senior Securities
            -------------------------------
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            Not applicable.

Item 5.     Other Information
            -----------------
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            3(a)  Articles of Incorporation of the Registrant*
            3(b)  Bylaws of the Registrant*
            10(a) Employment Agreement with Jerry F. Aldape**
            10(b) Severance Agreement with Nadine J. Johnson**
            10(c) Severance Agreement with William H. Winegar**
            10(d) Employee Severance Compensation Plan**
            10(e) Pioneer Bank, a Federal Savings Bank Employee Stock
                  Ownership Plan
            10(f) Pioneer Bank, a Federal Savings Bank 401(k) Plan*
            10(g) Pioneer Bank Director Emeritus Plan***
            10(h) 1998 Stock Option Plan***
            10(i) 1998 Management Recognition and Development Plan***
            13    Annual Report to Shareholders
            21    Subsidiaries of the Registrant
            23    Consent of  Independent Auditors
            27    Financial Data Schedule
            99    Former Independent Auditor's Report
-------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

      (b)  Reports on Form 8-K
           A Current Report on Form 8-K was filed on March 24, 1998 to report the resignation of Dan L. Webber, President and Chief Executive Officer of the Company and the Savings Bank, and to announce the appointment of Jerry F. Aldape as his successor.

                                       (15)

                             SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OREGON TRAIL FINANCIAL CORP.

Date: August 13, 1998                     By: /s/ Jerry F. Aldape
                                             -------------------------------
                                             Jerry F. Aldape, President and
                                             Chief Executive Officer

Date: August 13, 1998                     By: /s/ Nadine J. Johnson
                                             -------------------------------
                                             Nadine J. Johnson, Chief
                                             Financial Officer and Corporate
                                             Secretary

                                       (16)