Form 10-Q
period 1998-09-30
OREGON TRAIL FINANCIAL CORP
filed 1998-11-13
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1998

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934

                  Commission File Number:  0-26556

                       OREGON TRAIL FINANCIAL CORP.
         (Exact name of registrant as specified in its charter)


Oregon                                              91-1829481
--------------------------------------------------------------------------
State or other jurisdiction of           (I.R.S. Employer or organization)
incorporation                                 Identification Number)

2055 First Street, Baker City, Oregon                           97814
----------------------------------------                   ---------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (541) 523-6327
                                                           ---------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                           ---------------

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

     As of October 31, 1998, there were issued 4,272,336 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

                        OREGON TRAIL FINANCIAL CORP.

                             TABLE OF CONTENTS

Part I.   Financial Information
------    ---------------------

Item I.   Financial Statements (Unaudited)                             Page
                                                                       ----
          Consolidated Statements of Financial Condition                2
          as of September 30, 1998 and March 31, 1998

          Consolidated Statements of Income; For the Three and Six      3
          Months Ended September 30, 1998 and 1997

          Consolidated Statements of Shareholders' Equity
          (For the Six Months Ended September 30, 1998 and for
          the Year Ended March 31, 1998).                               4

          Consolidated Statements of Cash Flows (For the
          Six Months Ended September 30, 1998 and 1997)               5 - 6

          Notes to Consolidated Financial Statements                  7 - 10

Item II.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   11-17

Item III. Quantitative and Qualitative Disclosures about Market Risk    17

Part II.  Other Information
-------   -----------------

Item 1.   Legal Proceedings                                             18

Item 2.   Changes in Securities and Use of Proceeds                     18

Item 3.   Defaults Upon Senior Securities                               18

Item 4.   Submission of Matters to a Vote of Security Holders           18

Item 5.   Other Information                                             19

Item 6.   Exhibits and Reports on Form 8-K                              19

Signatures                                                              20

                                       (1)

                      OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     AS OF SEPTEMBER 30, 1998  and MARCH 31, 1998
                                     (UNAUDITED)
                                  ($ in thousands)
                                               September 30,      March 31,
ASSETS                                             1998             1998
                                               -------------     -----------
Cash (including interest earning
  accounts of $7,102 and $18,667)                   $8,780          $20,311

Securities
  Available for sale, at fair value
  (amortized cost:  $74,462 and $63,566)            76,148           65,003
  Held to maturity, at amortized cost
  (fair value:  $11,086 and $13,225)                10,768           12,805
Loans receivable, net of allowance for loan
  losses of $1,011 and $847                        166,985          153,838
Accrued interest receivable                          1,750            1,676
Premises and equipment, net                          6,404            5,582
Stock in Federal Home Loan Bank of Seattle,
  at cost                                            3,101            2,985
Real estate owned                                      111              313
Other assets                                           528              711
                                                  --------         --------
TOTAL ASSETS                                      $274,575         $263,224
                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                 $79,634          $79,187
  Noninterest-bearing                               11,333            8,647
  Time certificates                                 97,312          104,900
    Total deposits                                 188,279          192,734
                                                  --------         --------
Advances from Federal Home Loan Bank of Seattle      7,500                0
Accrued expenses and other liabilities              14,451            2,400
Advances from borrowers for taxes and insurance      1,843              789
                                                  --------         --------
Total liabilities                                  212,073          195,923

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value;
  1,000,000 shares authorized;
  no shares issued or outstanding
Common stock, $.01 par value; 8,000,000 shares
  authorized September 30, 1998, 4,694,875 issued,
  3,950,402 outstanding; March 31, 1998, 4,694,875
  issued, 4,346,113 outstanding                         43               47
Additional paid-in capital                          39,451           45,885
Retained earnings (substantially restricted)        25,141           23,968
Unearned shares issued to the
  Employee Stock Ownership Plan                     (3,219)          (3,488)
Unrealized gain on securities
  available for sale, net of tax                     1,086              889
                                                  --------         --------
Total shareholders' equity                          62,502           67,301

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $274,575         $263,224
                                                  ========         ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

                   OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                    ($ in thousands except per share data)
                      3 Mos Ended    3 Mos Ended    6 Mos Ended    6 Mos Ended
                        30-Sep-98      30-Sep-97      30-Sep-98      30-Sep-97
INTEREST INCOME       -----------    -----------    -----------    -----------
Interest and fees
 on loans receivable      $3,546         $3,170         $6,860         $6,227
Securities:
  Mortgage-backed and
    related securities       773            664          1,509          1,307
  U.S. government and
    government agencies      482            458          1,162            804
Other interest and
  dividends                  122            264            178            331
                           -----          -----          -----          -----
Total interest income      4,923          4,556          9,709          8,669

INTEREST EXPENSE:
Deposits                   1,797          2,094          3,614          3,950
Securities sold under
  agreements to repurchase     0             12              0             23
FHLB of Seattle advances      15             84             15            150
                           -----          -----          -----          -----
Total interest expense     1,812          2,190          3,629          4,123

Net interest income        3,111          2,366          6,080          4,546
Provision for Loan Losses    111             43            196             74
                           -----          -----          -----          -----
Net interest income
  after provision for
  loan losses              3,000          2,323          5,884          4,472

NONINTEREST INCOME:
Service charges on
  deposit accounts           191            167            345            337
Loan servicing fees           71             88            152            140
Other Income (expense)       (17)            (4)           (14)            49
                           -----          -----          -----          -----
Total noninterest income     245            251            483            526

NONINTEREST EXPENSE:
Employee compensation
  and benefits             1,060            788          2,118          1,592
Supplies, postage,
  and telephone              136            113            261            224
Depreciation                 117            103            229            190
Occupancy and equipment      125             92            226            173
FDIC insurance premium        30             28             61             57
Customer account              65             68            139            136
Advertising                  124             74            209            124
Professional fees             66             34            120             68
Other                        148            102            303            197
                           -----          -----          -----          -----
Total noninterest expense  1,871          1,402          3,666          2,761

Income before
  income taxes             1,374          1,172          2,701          2,237
Provision for
  income taxes               544            450          1,095            860

                          ------         ------         ------         ------
NET INCOME                $  830         $  722         $1,606         $1,377
                          ======         ======         ======         ======
Basic Earnings
  per share (1)           $ 0.20                        $ 0.38
                          ======                        ======
Weighted Average
  Number of Shares
  Outstanding (2)      4,160,528                     4,252,886

(1) Per share information for the prior period is not presented as the Company did not complete its stock offering until October 3, 1997. See Note 2.
The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                       (3)

                                   OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND THE YEAR ENDED MARCH 31, 1998
                                                      (UNAUDITED)
                                                   ($ in thousands)
                                                                                       Unearned
                                                                                       Shares Issue
                                                                                       Unrealized
                                                                                       to Employee
                                                                                       Gain(Loss)
                                                    Additional                Stock    on Securities
                                 Common Stock        Paid-in    Retained    Ownership  Available
                             Shares        Amount    Capital    Earnings      Trust    For Sale    Total
                             ------        ------    -------    --------    ---------  ---------   -----
Balance at April 1, 1997                                        $21,149                  ($122)  $21,027

Net income                                                        3,036                            3,036
Cash dividends declared                                            (217)
(217)
Issuance of
common stock, net           4,694,875        $47     $45,682                                      45,729
Unearned ESOP shares         (375,590)                                      ($3,756)              (3,756)
Earned ESOP shares             26,828                    203                    268                  471
Change in unrealized
  gain on securities
  available for sale,
  net of tax                        0                                                    1,011     1,011
                            ---------    -------     -------    -------     -------     ------   -------
Balance, March 31, 1998     4,346,113         47      45,885     23,968      (3,488)       889    67,301

Net income                                                        1,606                            1,606
Cash dividends declared                                            (433)                            (433)
Earned ESOP shares             26,828                    117                    269                  386
Stock Repurchased            (422,539)        (4)     (6,551)                                     (6,555)
Change in unrealized
  gain on securities
  available for sale,
  net of tax                                                                               197       197
                            ---------    -------     -------    -------     -------     ------   -------
Balance,
September 30, 1998          3,950,402        $43     $39,451    $25,141     ($3,219)    $1,086   $62,502
                            =========    =======     =======    =======     =======     ======   =======
The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                                  -4-

                        OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                        (UNAUDITED)
                                     ($ in thousands)
                                                   30-Sep-98       30-Sep-97
                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $1,606          $1,377
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES;
  Depreciation                                           229             190
  Amortization/accretion of premiums/discounts on        (55)            (17)
  Amortization of deferred loan fees, net                (98)           (107)
  Provision for loan loss                                196              74
  Deferred taxes                                         (54)           (438)
  Accretion of discounts on loans purchased              (13)             (6)
  Federal Home Loan Bank of Seattle dividends           (115)           (108)
  Compensation expense related to ESOP benefit           386               0
  Other                                                   13             (37)
CHANGES IN ASSETS AND LIABILITIES
  Loans held for sale                                      0             428
  Accrued interest receivable                            (74)           (496)
  Prepaid and other assets                               183            (483)
  Accrued expenses and other liabilities              12,051           1,743
                                                   ---------       ---------
Net cash provided by operating activities             14,255           2,120
                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                  (39,544)        (23,404)
  Loan principal repayments                           29,477          18,546
  Loans purchased                                     (3,163)           (213)
  Purchase of securities available for sale          (29,198)        (72,293)
  Maturity of securities available for sale           15,687           6,000
  Purchase of securities held to maturity                  0             (17)
  Principle repayments of securities available for     2,458           1,483
  Principle repayments of securities held to maturity  2,249           1,285
  Proceeds from sales of real estate owned               189
  Proceeds from sales of premises and equipment            0             248
  Purchases of premises and equipment                 (1,054)           (837)
                                                   ---------       ---------
Net cash used in investing activities                (22,899)         69,202)
                                                   ---------       ---------

                                       (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in deposits, net of withdraw   ($4,455)         $8,318
  Decrease in securities sold under agreements to          0            (154)
  Change in advances from borrowers for taxes and      1,056           1,376
  Proceeds from Federal Home Loan Bank of Seattle     17,800          22,450
  Repayment of Federal Home Loan Bank of Seattle a   (10,300)        (18,150)
  Proceeds from issuance of Common Stock                   0          42,053
  Proceeds from excess stock subscriptions                 0          78,050
  Payment of cash dividend                              (433)              0
  Repurchase of stock                                 (6,555)              0
                                                   ---------       ---------
Net cash provided by (used) in financing
  activities                                          (2,887)        133,943
                                                   ---------       ---------

Net increase (decrease) in cash                      (11,531)         66,861

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        20,311           4,975
                                                   ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $8,780         $71,836
                                                   =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings             $3,721          $4,041
Income taxes                                           1,376             895

Noncash investing activities:
Unrealized gain(loss) on securities available for        197           (712)

The accompanying notes area an integral part of these unaudited consolidated financial statements
                                       (6)

                 OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp.'s (the "Company") financial condition as of September 30, 1998 and March 31, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and the cash flows for the six months ended September 30, 1998 and 1997. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders filed as an exhibit to the Company's Form 10-K for the year ended March 31, 1998. The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

6. REORGANIZATION

On October 3, 1997, Pioneer Bank, A Federal Savings Bank, (the "Bank") completed a mutual-to-stock conversion. The Company sold 4,694,875 shares of common stock at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,681,982 of Paid in Capital. The Common Stock and Paid in Capital at September 30, 1998 are offset by the unissued ESOP shares.

The Company purchased all of the stock of the Bank for one-half of the net investable proceeds of the offering. The retained earnings of the Company represent all prior earnings of the Bank as a mutual savings bank.

The primary business of the Company is directing the officers of the Bank. Accordingly, the information presented herein relates primarily to the Bank.

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

     Effective April 1, 1998, the Company adopted SFAS No. 130. Comprehensive income was approximately $1.1 million and $980,000 for the three months ended September 30, 1998 and 1997 respectively. Comprehensive income was approximately $1.8 million and $2.1 million for the six months ended September 30,1998 and 1997 respectively. The difference between comprehensive income and net income is due to changes in unrealized gains (losses) on available for sale securities net of tax.

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

4.   ALLOWANCE FOR LOAN LOSSES

                             September 30, 1998         March 31, 1998
                               (In Thousands)           (In Thousands)
                             ------------------         --------------

Balance, beginning of
period                             $ 847                     $ 725
Charge-offs                          (41)                      (49)
Recoveries                             9                        33
Provision for loan losses            196                       138
                                 -------                     -----
Balance, end of period           $ 1,011                     $ 847
                                 =======                     =====

Amounts presented are for the year ended March 31, 1998 and for the six months ended September 30, 1998.

                                       (8)

5. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at September 30,1998 consisted of two five year advances totaling $7.5 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. The company had no borrowings from the FHLB at March 31,1998. Scheduled maturities of advances from the FHLB were as follows at September 30, 1998:

Due within one to five years:
----------------------------

Amount         Range of Interest        Weighted
                    Rates               Average
                                        Interest
                                        Rate
-------------------------------------------------

$7,500,000      5.20% - 5.29%           5.24%

6.  REGULATORY CAPITAL

The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at September 30, 1998 and March 31, 1997.

As of September 30, 1998:
                                  Actual         For Capital   Categorized as
                              (In Thousands)      Adequacy         "Well
                                                  Purposes      Capitalized"
                                                (In Thousands)  Under Prompt
                                                                 Corrective
                                                                  Action
                                                                 Provision
                                                               (In Thousands)
                              ----------------  -------------- ---------------
                               Amount   Ratio   Amount  Ratio  Amount  Ratio
As of September 30, 1998:
 Total Capital:
 (To Risk Weighted Assets)    $ 49,562  35.68%  $11,111  8.0%  $13,890  10.0%
Tier I Capital:
 (To Risk Weighted Assets)      48,588  34.98       N/A  N/A     8,334   6.0
Tier I Capital:
 (To Tangible Assets)           48,588  17.78    10,930  4.0    13,663   5.0
Tangible Capital:
 (To Tangible Assets)           48,588  17.78     4,099  1.5       N/A   N/A

                                       (9)

As of March 31, 1998
                                  Actual         For Capital   Categorized as
                              (In Thousands)      Adequacy         "Well
                                                  Purposes      Capitalized"
                                                (In Thousands)  Under Prompt
                                                                 Corrective
                                                                  Action
                                                                 Provision
                                                               (In Thousands)
                              ----------------  -------------- ---------------
                               Amount   Ratio   Amount  Ratio  Amount  Ratio
As of March 30, 1998:
 Total Capital:
 (To Risk Weighted Assets)    $47,768   37.5%   $10,180  8.0%  $12,725  10.0%
Tier I Capital:
 (To Risk Weighted Assets)     46,921   36.9        N/A  N/A     7,635   6.0
Tier I Capital:
 (To Tangible Assets)          46,921   17.9     10,462  4.0    13,122   5.0
Tangible Capital:
 (To Tangible Assets)          46,921   17.9      3,923  1.5       N/A   N/A

7.  SHAREHOLDERS' EQUITY

In August 1998, the Company received approval from the Office of Thrift Supervision to repurchase 9%, or 422,539, of its outstanding shares. The repurchase program was begun on August 13, 1998 and completed by August 27, 1998. It was recorded as a $4,225 reduction in common stock and a $6,550,989 reduction in paid in capital. The shares were purchased at an average price of $15.51. The shares were repurchased in order to fund the Management Recognition and Development Plan and the Employee Stock Option Plan. These plans were approved by shareholders in August 1998 and will be implemented in October 1998.

                                       (10)

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

As a traditional, community-oriented savings bank, the Bank focuses on customer service within its principal market area. The Bank's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one-to-four family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. At September 30, 1998, one to four family residential mortgage loans totaled $102.6 million, or 61.4% of total loans receivable. The Bank began supplementing its traditional lending activities in 1996 with the development of commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. The Bank has hired experienced commercial lending officers familiar with the Bank's primary market area in an attempt to develop commercial business and agricultural lending and to expand the purchase of dealer-originated automobile contracts. As a result of these activities at September 30, 1998 the Bank had agricultural loans of $7.9 million, commercial business loans of $10.8 million, commercial real estate loans of $8.3 million, and automobile loans of $ 8.7 million (including $7.1 million of purchased dealer-originated contracts).

                                       (11)

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable based upon the Wall Street Journal prime rate. Commercial and agricultural loans outstanding totaled $6.0 million and $5.0 million, respectively at March 31, 1998 and increased to $10.8 million and $7.9 million respectively at September 30, 1998. The Bank has also increased origination of shorter term consumer loans, increasing auto loans from $5.7 million at March 31, 1998 to $8.7 million at September 30, 1998.

To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense. At September 30, 1998, the Bank recognized additional employee compensation and benefit expenses associated with the ESOP amounting to approximately $174,000 related to the release of 1/28th of the 375,590 ESOP shares. Shares were valued at $13.00, the closing price of the Company's stock on September 30, 1998. The release of the shares resulted in a reduction of $134,139 in unearned ESOP shares and an increase of $40,243 in additional paid-in Capital. The implementation of the Management Recognition and Development Plan (MRDP) in October 1998 will result in recognition of additional material employee compensation and benefit expense in future periods. Based upon shares granted as of October 8, 1998 and related vesting schedules the actual aggregate amount of this new expense will approximate $190,000 in fiscal year 1999, and $379,000 for fiscal years 2000, 2001, and 2002. The expense for fiscal year 2003 is estimated at $252,000 and $64,000 for fiscal year 2004. Estimates of expense are based upon the average market price of $11.15 per share on the date of grant. An approximate 40,000 shares remain in the plan and have not been granted. Accordingly, the actual aggregate amount of any new expense related to the uncommitted shares cannot be currently predicted because generally accepted accounting principals require that such expense be based on the fair market value of the shares of common stock when the remaining shares are granted.

Year 2000

Data Processing for the Bank is done in-house primarily on an AS400 IBM computer. In December 1997 the Company converted to new core software which was purchased at a cost of approximately $250,000. The software purchased is used to process all savings, loan and related general ledger transactions.
The vendor has given assurance that their software is Year 2000 compliant and that no problems will arise from the turn of the century. Testing of the Jack Henry system by the vendor and all users for Year 2000 compliance commenced in September 1998 with satisfactory results on tests completed. The Bank anticipates that further tests will be successful based upon representations received from the vendor.

                                       (12)

However, in the event that testing the Jack Henry system is not successful, the Bank's contingency plan is to pursue conversion to a third party service bureau. In addition to the core software, the Bank uses various personal computer software products, some of which are already Year 2000 compliant. Others are being monitored and the Bank is proactively communicating with vendors to determine their course of action to become fully compliant. The Bank anticipates replacing some computer hardware related to Year 2000 compliance with an approximate cost of $80,000 over the next 15 months. The entire cost of the Year 2000 compliance project is estimated at approximately $375,000 which includes awareness, assessment, renovation, validation and implementation. Of this total estimate $ 270,000 has been spent to date.

Changes in Financial Condition

At September 30, 1998, the consolidated assets of the Company totaled $274.6 million, an increase of $11.4 million, or 4.3%, from $263.2 million at March 31, 1998. The primary reason for the increase was a $13.1 million increase in net loans receivable and an $11.1 million increase in securities available for sale. These increases were partially offset by an $11.5 million decrease in cash and cash equivalents and a $2.0 million decrease in securities held to maturity. Approximately $6.8 million of the decrease in cash was due to the maturity of a short-term deposit in April 1998.

Net loans receivable increased by $13.1 million, or 8.5%, to $167.0 million at September 30, 1998 compared to $153.8 million at March 31, 1998. The increase was primarily the result of continued new loan demand for all types of loans exceeding loan repayments.

Nonperforming assets, consisting of non-accruing loans and other repossessed assets, decreased $32,000 from $588,000 at March 31, 1998 to $556,000 at
September 30, 1998, primarily due to the sale of approximately $189,000 of real estate owned in April 1998, resulting in no gain or loss, partially offset by the addition of $170,000 of residential mortgage loans to nonaccrual status in September 1998. Real estate owned amounted to $111,000 at September 30, 1998 compared to $313,000 at March 31, 1998. Nonperforming assets were
 .20% of total assets at September 30, 1998, compared to .22% at March 31, 1998. The allowance for loan losses was 227% of nonperforming loans at September 30, 1998, compared to 308% at March 31, 1998.

Investment securities increased $9.1 million, from $77.8 million at March 31, 1998 to $86.9 million at September 30, 1998. The increase included the purchase of $18.0 million of fixed rate government agency mortgage backed securities and $3.5 million of government agency medium term notes and $405,000 of AAA rated municipal bonds of several Oregon municipalities. These increases were partially offset by $10.7 million of government agency medium term notes that were either called or matured and $2.4 million of principal payments on government agency mortgage backed securities. Savings deposits decreased $4.4 million, or 2.3%, from $192.7 million at March 31, 1998 to $188.3 million at September 30, 1998. The decrease is primarily attributable to the maturity of a $6.8 million short term time certificate in April 1998 partially offset by a $2.7 million increase in non-interest bearing checking accounts.

                                       (13)

Other liabilities increased $12.1 million due to the purchase of $12.1 million of government agency mortgage backed securities which did not settle until October 1998. Advances from borrowers for taxes and insurance increased $1.1 million, or 133.6%, from $789,000 at March 31, 1998 to $1.8 million at September 30, 1998. Taxes are paid annually in November and accordingly, such deposits increase ratably from December to November when the taxes are paid. The Bank had $7.5 million in advances from the FHLB at September 30, 1998. There were no such advances at March 31, 1998.

Total shareholders' equity decreased $4.8 million to $62.5 million at September 30, 1998 from $67.3 million at March 31, 1998. The decrease is primarily due to the repurchase of 9% or 422,539 of outstanding shares in August 1998, which decreased common stock by $4,000 and paid in capital by $6.6 million. These decreases were partially offset by earnings for the six month period ended September 30, 1998 of $1.6 million. The release of 1/14th of the 375,590 ESOP shares during the six month period ended September 30, 1998 increased equity by $386,000 and dividends paid of $433,000 offset this increase. The tax effected increase in market value of securities available for sale accounted for $197,000 of the remaining increase.

                            Results of Operations

Comparison of Six Months Ended September 30, 1998 and 1997

General. The increase in net income of $229,000 was primarily due to an increase in net interest income partially offset by increased non-interest expense. Net interest income increased $1.5 million, or 33.7%, comparing the six month period ending September 30, 1998 to the same period in the prior year. Interest income increased $1.0 million while interest expense decreased $494,000. Non-interest income decreased $43,000 while the provision for loan losses increased $122,000. Non-interest expense increased $905,000, and income taxes increased $235,000. This resulted in net income increasing by $229,000, or 16.6% for the six months ended September 30, 1998.

Interest Income. The increase of $1.0 million in interest income was generated by an additional $30.8 million in average interest earning assets for the six months ended September 30, 1998 compared to the same period in 1997. The increase in average interest earning assets was primarily due to increases in the average loan portfolio of $17.2 million and the average investment portfolio of $12.5 million.

The average yield on interest earning assets decreased from 7.96% for the six months ending September 30, 1997 to 7.81% for the same period in the current year. The decrease in the average yield was primarily due to the $12.5 million increase in the average balance of investments, mostly medium term notes yielding at a lower rate. In addition, there was a significant amount of mortgage refinance activity whereby mortgage loans were refinanced with larger balances at lower rates.

                                       (14)

Interest Expense. Interest expense on savings deposits decreased by $336,000 for the six months ended September 30, 1998 compared to the same period of 1997. Average deposits decreased by $7.1 million for the same period. The average interest paid on deposits declined 21 basis points from 4.06% for the six months ended September 30, 1997 to 3.85% for the same period in 1998. The cost of deposits declined primarily due to an increased balance of lower costing core deposits in the deposit mix.

Provision for Loan Losses. The provision for loan losses was $74,000 and net charge-offs amounted to $19,000 during the six months ended September 30, 1997 compared to a provision for loan losses of $196,000 and net charge-offs of $32,000 for the six month period ended September 30, 1998. The provision was increased during the quarter ended September 30, 1998 primarily in response to portfolio growth, especially in commercial, agricultural and consumer loans, and additionally due to net charge-offs. At September 30, 1998, the allowance for loan losses was equal to 227% of non-performing loans compared to 308% at March 31, 1998. The decrease in the coverage ratio at September 30, 1998 was the result of an increase in non-performing loans from $275,000 at March 31, 1998 to $445,000 at September 30, 1998 due to an increase in past due residential mortgage loans.

Non-Interest Income. Non-interest income decreased $43,000, or 8.2%, to $483,000 for the six months ended September 30, 1998 from $526,000 for the six months ended September 30, 1997. The decrease was attributable to a $51,000 gain on the sale of a branch building located in La Grande, Oregon in the prior year period. Non-interest income primarily fee income on customer accounts, which has remained level year over year, was partially offset by a $13,000 write down on real estate owned in the current year due to an adjustment in estimate of net realizable value.

Non-Interest Expense. Non-interest expense increased $905,000, or 32.8% to $3.7 million for the six months ended September 30, 1998, from $2.8 million for the comparable period in 1997. The increase is primarily attributable to an increase in employee compensation and benefits of $526,000. Non-cash ESOP expense of $386,000 related to the release of 1/14th of the ESOP shares during the six months ended September 30, 1998 was included in compensation expense. The remaining increase was due to staff additions, salary increases and an increase in the cost of employee benefits which includes health insurance.
The remaining $379,000 of increased non-interest expense included an $85,000 increase in advertising expense due to stockholder communications such as the annual report and proxy statement, as well as a $106,000 increase in other expense related to the increase in core deposit accounts, loan growth and extensive employee training efforts. Supplies, postage and telephone increased $37,000 due to regular price increases and the addition of more and newer efficient phone lines to outlying branches. Depreciation increased $39,000 due to the purchase of capitalized technology upgrades. Finally, professional fees increased $52,000 due to more extensive use of attorneys and auditors as a public company.

                                       (15)

Income Taxes.   The provision for income taxes increased $235,000 for the six months ended September 30, 1998 compared with the same period in the prior year. The increase was attributable to a higher level of net income before taxes, as well as $386,000 of ESOP compensation expense which is not entirely deductible for taxes in the current or future periods.

                            Results of Operations

Comparison of Three Months Ended September 30, 1998 and 1998

General. Net income increased $108,000 from $722,000 for the three months ended September 30, 1997 to $830,000 for the three months ended September 30, 1998. This increase was primarily attributable to increased net interest income of $745,000 partially offset by an increase of $469,000 in non-interest expense and a $94,000 increase in the tax provision due to the partially nondeductible nature of ESOP expense and additional net taxable income.

Interest Income. Additional interest income generated by the $17.4 million increase in average interest earning assets contributed to an increase of $367,000 in interest income for the three months ended September 30, 1998 compared to the same period in 1997. The average yield on interest earning assets increased from 7.87% for the three months ended September 30, 1997 to 7.90% for the three months ended September 30, 1998. The increase is primarily due to an adjustment to deferred loan fee amortization. Without this adjustment the average yield for the three months ended September 30, 1998 would have been only 7.82%.

Interest Expense. Interest expense on savings deposits decreased $297,000 for the three months ended September 30, 1998 as compared to the same period in1997 due to a decrease in average deposits of approximately $21.6 million. The decrease in the average balance was due to subscription proceeds related to the mutual to stock conversion, which had been collected at September 30, 1997 and were held in deposit accounts until October 3, 1997. The average interest paid on deposits decreased 17 basis points from 4.00% for the three months ended September 30, 1997 to 3.83% for the same period in the current year as a result of an increase in the average balance of non-interest bearing checking accounts.

Provision for Loan Losses. The provision for loan losses was $111,000 and net charge-offs amounted to $28,000 during the three months ended September 30, 1998 compared to a $43,000 provision and $16,000 of net charge-offs during the three months ended September 30, 1997. The provision was increased during the quarter ended June 30, 1998 primarily in response to portfolio growth especially in commercial, agricultural and consumer loans, and also due to net charge-offs.

Non-Interest Income. Non-interest income decreased $6,000, or 2.4%, to $245,000 for the three months ended September 30, 1998 from $251,000 for the three months ended September 30, 1997 primarily due to a $13,000 write down of real estate owned.

                                       (16)

Non-Interest Expense. Non-interest expense increased $469,000, or 33.5%, to $1.9 million for the three months ended September 30, 1998 from $1.4 million in the comparable period in 1997. The increase is primarily attributable to $272,000 of increased compensation and benefits expense. Of the increase, $174,000 is due to the release of 1/28th of the ESOP shares on September 30, 1998 and the remainder is due to staff increases, normal salary increases and increased employee benefit expense. Advertising expense increased $50,000 due to increased radio and newspaper advertising. Professional fees increased $32,000 primarily due to increased audit and legal fees related to doing business as a public entity. An increase of $46,000 in other expenses is attributable to employee training and relocation of new employees to the Bank's market area as well as increased expenses related to checking account and loan growth. Increases in utilities and supplies expenses relate to space and staff additions.

Income Taxes. The provision for income taxes increased $94,000 for the three months ended September 30, 1998 compared with the same period in the prior year. The increase was attributable to a higher level of net income before taxes, as well as $174,000 of ESOP compensation expense which is not entirely deductible for taxes in the current or future periods.

Item No. 3 Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 1998, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 1998.

                                       (17)

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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          The Company's Annual Meeting of Stockholders ("Meeting") was held on August 4, 1998. The results of the vote on the matters presented at the Meeting were as follows:

     1. The following individuals were elected as directors for the terms specified:

                                        Vote For    Vote Withheld
                                        --------    -------------
          Albert H. Durgan              4,105,969      101,919
          (Term Expires 1999)
          Edward H. Elms                4,103,747      104,141
          (Term Expires 1999)
          Jerry F. Aldape               4,103,208      104,680
          (Term Expires 1999)
          Stephen R. Whittemore         4,098,002      109,886
          (Term Expires 2000)
          Charles Rouse                 4,107,627      100,261
          (Term Expires 2000)
          John Gentry                   4,101,786      106,102
          (Term Expires 2001)
          John Lienkeamper              4,104,647      103,241
          (Term Expires 2001)
          The above individuals constitute all of the members of the Company's Board of Directors.

     2. The Company's 1998 Stock Option Plan was approved by stockholders by the following vote:
          For  2,630,026;     Against  296,424;      Abstain  44,936

     3. The Company's Management Recognition and Development Plan was approved by stockholders by the following vote:
          For   2,557,442;    Against   373,652;     Abstain  40,291

Item 5.   Other Information
          -----------------
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          3(a)      Articles of Incorporation of the Registrant*
          3(b)      Bylaws of the Registrant*

                                       (18)

          10(a)     Employment Agreement with Jerry F. Aldape
          10(b)     Severance Agreement with Nadine J. Johnson**
          10(c)     Severance Agreement with William H. Winegar**
          10(d)     Employment Agreement with Zane Lockwood
          10(e)     Severance Agreement with Thomas F. Bennett
          10(f)     Severance Agreement with Jerry Kincaid
          10(g)     Employee Severance Compensation Plan**
          10(h)     Pioneer Bank, a Federal Savings Bank Employee Stock
                    Ownership Plan
          10(i)     Pioneer Bank, a Federal Savings Bank 401(k) Plan*
          10(j)     Pioneer Bank Director Emeritus Plan***
          10(k)     1998 Stock Option Plan***
          10(l)     1998 Management Recognition and Development Plan***
             13     Annual Report to Shareholders
             21     Subsidiaries of the Registrant
             23     Consent of Independent Auditors
             27     Financial Data Schedule
             99     Former Independent Auditor's Report
-------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

     (b)  Reports on Form 8-K
          No Current Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                       (19)

                                  SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.


Date:  November 13, 1998           By:  /s/ Jerry F. Aldape
                                        -------------------------------------
                                        Jerry F. Aldape, President and
                                        Chief Executive Officer


Date:  November 13, 1998           By:  /s/ Nadine J. Johnson
                                        -------------------------------------
                                        Nadine J. Johnson, Chief Financial
                                        Officer and Corporate Secretary

                                       (20)
PAGE

                                                               Exhibit 10(a)
                            EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of October 6, 1998, by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. (the "COMPANY"), an Oregon corporation; and JERRY F. ALDAPE ("EXECUTIVE").

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

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as President and Chief Executive Officer of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer or director of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

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

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $103,500 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

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

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

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

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

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

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

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

     (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination. In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

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

10.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/ or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 10(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

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

12.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE (including EXECUTIVE'S prior employment agreement dated October 6, 1997), except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

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

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 6th day of October, 1998.

ATTEST:                                PIONEER BANK, FSB



/s/ Nadine J. Johnson                  By:/s/ Stephen R. Whittemore
------------------------------            ---------------------------------
        [SEAL]


ATTEST:                                OREGON TRAIL FINANCIAL CORP.


/s/ Nadine J. Johnson                  By:/s/ Stephen R. Whittemore
------------------------------            ---------------------------------
        [SEAL]


WITNESS:



/s/ Chad M. Holt                          /s/ Jerry F. Aldape
------------------------------            ---------------------------------
                                          Jerry F. Aldape

                                                                Exhibit 10(d)
                            EMPLOYMENT AGREEMENT

     THIS AGREEMENT is made effective as of October 6, 1998, by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. (the "COMPANY"), an Oregon corporation; and ZANE F. LOCKWOOD ("EXECUTIVE").

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

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, EXECUTIVE agrees to serve as Senior Vice President (Customer Service) of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

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

3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $72,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

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

     (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.99 times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

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

     (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under
Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

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

     (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

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

10.  NON-COMPETITION.

     (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/ or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 10(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

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

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 6th day of October, 1998.


ATTEST:                                PIONEER BANK, FSB



/s/ Nadine J. Johnson                  By:/s/ Jerry F. Aldape
------------------------------            ---------------------------------
        [SEAL]


ATTEST:                                OREGON TRAIL FINANCIAL CORP.


/s/ Nadine J. Johnson                  By:/s/ Jerry F. Aldape
------------------------------            ---------------------------------
        [SEAL]


WITNESS:



/s/ Chad M. Holt                          /s/ Zane F. Lockwood
------------------------------            ---------------------------------
                                          Zane F. Lockwood

                                                                Exhibit 10(e)
                                 AGREEMENT

     THIS AGREEMENT is made effective as of October 6, 1998 by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. ("COMPANY"); and THOMAS F. BENNETT ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in the position of Vice President/Senior Credit Manager of the BANK, a position of substantial responsibility; and

     WHEREAS, the BANK wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein);

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

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to one and one-half (1 1/2) times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's date of termination.

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

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

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

14.  Signatures

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 6th day of October, 1998.


ATTEST:                                PIONEER BANK, FSB



/s/ Nadine J. Johnson                  By:/s/ Jerry F. Aldape
------------------------------            ---------------------------------
        [SEAL]


ATTEST:                                OREGON TRAIL FINANCIAL CORP.


/s/ Nadine J. Johnson                  By:/s/ Jerry F. Aldape
------------------------------            ---------------------------------
        [SEAL]


WITNESS:



/s/ Zane F. Lockwood                      /s/ Thomas F. Bennett
------------------------------            ---------------------------------
                                          Thomas F. Bennett

                                                                Exhibit 10(f)
                                 AGREEMENT

     THIS AGREEMENT is made effective as of October 6, 1998 by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. ("COMPANY"); and JERREL R. KINCAID ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in the position of Vice President/Senior Commercial Lending Officer of the BANK, a position of substantial responsibility; and

     WHEREAS, the BANK wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein);

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

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to one and one-half (1 1/2) times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's date of termination.

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

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

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

14.  Signatures

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 6th day of October, 1998.



ATTEST:                                PIONEER BANK, FSB



/s/ Nadine J. Johnson                  By:/s/ Jerry F. Aldape
------------------------------            ---------------------------------
        [SEAL]


ATTEST:                                OREGON TRAIL FINANCIAL CORP.


/s/ Nadine J. Johnson                  By:/s/ Jerry F. Aldape
------------------------------            ---------------------------------
        [SEAL]


WITNESS:



/s/ Zane F. Lockwood                      /s/ Jerrel R. Kincaid
------------------------------            ---------------------------------
                                          Jerrel R. Kincaid