Form 10-Q
period 1998-12-31
OREGON TRAIL FINANCIAL CORP
filed 1999-02-12
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended December 31, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    Commission File Number: 0-26556

                      OREGON TRAIL FINANCIAL CORP.

       (Exact name of registrant as specified in its charter)


Oregon                                             91-1829481
------                                            ------------
State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification Number)


2055 First Street, Baker City, Oregon                 97814
-------------------------------------                -------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (541) 523-6327


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


      As of January 31, 1998, there were issued 4,188,536 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

                          OREGON TRAIL FINANCIAL CORP.
                                TABLE OF CONTENTS

Part I.     Financial Information

Item I.     Financial Statements    (Unaudited)                          Page

            Consolidated Balance Sheets                                    2
            as of December 31, 1998 and March 31, 1998

            Consolidated Statements of Income; For the Three and Nine      3
            Months Ended December 31, 1998 and 1997

            Consolidated Statements of Shareholders' Equity
            (For the Nine Months Ended December 31, 1998 and for
            the Year Ended March 31, 1998).                                4

            Consolidated Statements of Cash Flows (For the
            Nine Months Ended December 31, 1998 and 1997)                5 - 6

            Notes to Consolidated Financial Statements                   7 - 12

Item II     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   12 - 19

Item III.   Quantitative and Qualitative Disclosures about Market Risk    19


Part II.    Other Information

Item 1.     Legal Proceedings                                             20

Item 2.     Changes in Securities and Use of Proceeds                     20

Item 3.     Defaults Upon Senior Securities                               20

Item 4.     Submission of Matters to a Vote of Security Holders           20

Item 5.     Other Information                                             20

Item 6.     Exhibits and Reports on Form 8-K                              20

Signatures                                                                21

                                       (1)

                OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1998 and MARCH 31,
                             (UNAUDITED)
                          ($ in thousands)
                                                     December 31,    March 31,
ASSETS                                                  1998           1998
Cash (including interest earning accounts of          --------       --------
  $7,229 and $18,667)                                  $8,937        $20,311

Securities:
 Available for sale, at fair value (amortized cost:
    $91,635 and $63,566)                               92,144         65,003
 Held to maturity, at amortized cost (fair value:
    $10,180 and $13,225)                               10,056         12,805
Loans receivable, net of allowance for loan
 losses of $1,072 and $847                            179,229        153,838
Accrued interest receivable                             1,812          1,676
Premises and equipment, net                             7,314          5,582
Stock in Federal Home Loan Bank of Seattle, at cost     3,161          2,985
Real estate owned                                           0            313
Other assets                                              544            711
                                                     --------       --------
TOTAL ASSETS                                         $303,197       $263,224
                                                     ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                    $86,175        $79,187
  Noninterest-bearing                                  13,862          8,647
  Time certificates                                    98,292        104,900
                                                      -------        -------
    Total deposits                                    198,329        192,734

Advances from Federal Home Loan Bank of Seattle        40,500              0
Accrued expenses and other liabilities                  2,640          2,400
Advances from borrowers for taxes and insurance           176            789
                                                      -------        -------
Total liabilities                                     241,645        195,923

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding               0              0
Common stock, $.01 par value; 8,000,000 shares
  authorized December 31, 1998, 4,694,875 issued,
  3,880,016 outstanding; March 31, 1998, 4,694,875
  issued, 4,346,113 outstanding                            43             47
Additional paid-in capital                             39,976         45,885
Retained earnings (substantially restricted)           25,848         23,968
Unearned shares issued to the Employee Stock
  Ownership Plan                                       (3,085)        (3,488)
Unearned shares issued to the Management Recognition
  and Development Plan                                 (1,547)             0
Unrealized gain on securities available for sale          317            889
                                                     --------       --------
Total shareholders' equity                             61,552         67,301

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $303,197       $263,224
                                                     ========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

                     OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                 (UNAUDITED)
                      ($ in thousands except per share data)

                                        3 Mos      3 Mos      9 Mos     9 Mos
                                        Ended      Ended      Ended     Ended
                                      31-Dec-98  31-Dec-97  31-Dec-98 31-Dec-97
                                      ---------  ---------  --------- ---------
INTEREST INCOME:
Interest and fees on loans receivable   $3,589     $3,225    $10,449    $9,452
Securities:
 Mortgage-backed and related securities  1,091        677      2,600     1,983
 U.S. government and government agencies   785        669      1,947     1,474
Other interest and dividends                75        466        253       797
                                      --------   --------   --------  --------
Total interest income                    5,540      5,037     15,249    13,706

INTEREST EXPENSE:
Deposits                                 1,818      1,849      5,432     5,799
Securities sold under agreements to
 repurchase                                  0         11          0        34
Federal Home Loan Bank of Seattle advances 337         11        352       162
                                      --------   --------   --------  --------
Total interest expense                   2,155      1,871      5,784     5,995

Net interest income                      3,385      3,166      9,465     7,711
Provision for loan losses                   82         45        277       119
Net interest income after provision   --------   --------   --------  --------
 for loan losses                         3,303      3,121      9,188     7,592

NONINTEREST INCOME:
Service charges on deposit accounts        185        190        530       526
Loan servicing fees                        107         61        259       201
Other Income (expense)                       9         (6)        (5)       44
                                      --------   --------   --------  --------
Total noninterest income                   301        245        784       771

NONINTEREST EXPENSE:
Employee compensation and benefits       1,252      1,100      3,370     2,692
Supplies, postage, and telephone           129        120        390       345
Depreciation                               128        100        357       290
Occupancy and equipment                    110        109        336       281
FDIC insurance premium                      29         29         90        85
Customer account                            71         76        210       212
Advertising                                107         68        316       192
Professional fees                           72         43        192       111
Other                                      139         93        443       290
                                      --------   --------   --------  --------
Total noninterest expense                2,037      1,738      5,704     4,498

Income before income taxes               1,567      1,628      4,268     3,865
Provision for income taxes                 616        714      1,711     1,574
                                      --------   --------   --------  --------
NET INCOME                            $    951   $    914   $  2,557  $  2,291
                                      ========   ========   ========  ========

Basic Earnings per share                 $0.24      $0.21      $0.62     $0.53
Weighted Average Number of
  Shares Outstanding                 3,930,501  4,319,431  4,149,459 4,319,370

Diluted Earnings per share               $0.23      $0.21      $0.61     $0.53
Weighted Average Number of
  Dilutive Shares                    4,111,864  4,319,431  4,210,133 4,319,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (3)

                              OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND THE YEAR ENDED MARCH 31, 1998
                                                 (UNAUDITED)
                                              ($ in thousands)
                                                                 Unearned   Unearned
                                                                 Shares     Shares
                                                                 Issued to  Issued to      Unrealized
                                                                 Employee   Management     Gain(Loss)
                                             Additional          Stock      Recognition &  on Securities
                           Common Stock      Paid-in   Retained  Ownership  Development    Available
                           Shares   Amount   Capital   Earnings  Trust      Plan           For Sale    Total
                           ------   ------   -------   --------  ---------  ----------     --------  --------
Balance at April 1, 1997                               $21,149                     $0        ($122)  $21,027
Net income                                               3,036                                         3,036
Cash dividends paid                                       (217)                                         (217)
Issuance of common
  stock, net            4,694,875     $47    $45,682                                                  45,729
Unearned ESOP shares     (375,590)                                ($3,756)                            (3,756)
Earned ESOP shares         26,828                203                  268                                471
Change in unrealized
  gain on securities
  available for
  sale, net of tax                                                                           1,011     1,011
                        ---------     ---    -------   -------    -------     -------       ------   -------
Balance, March 31, 1998 4,346,113      47     45,885    23,968     (3,488)          0          889    67,301

Net income                                               2,557                                         2,557
Cash dividends paid                                       (677)                                         (677)
Earned ESOP shares         40,242                147                  403                                550
Stock repurchased        (506,339)     (5)    (7,697)                                                 (7,702)
Unearned MRDP shares                    1      1,641                           (1,641)                     1
Earned MRDP shares                                                                 94                     94
Change in unrealized
 gain on securities
 available for sale,
 net of tax                                                                                   (572)     (572)
                        ---------     ---    -------   -------    -------     -------       ------   -------
Balance, December 31,
 1998                   3,880,016     $43    $39,976   $25,848    ($3,085)    ($1,547)      $  317   $61,552
                        =========     ===    =======   =======    =======     =======       ======   =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                          4

                       OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                     (UNAUDITED)
                                   ($ in thousands)

                                                   31-Dec-98     31-Dec-97
CASH FLOWS FROM OPERATING ACTIVITIES               ---------     ---------
  Net income                                         $2,557         $2,291
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES;
  Depreciation                                          357            290
  Amortization/accretion of premiums/discounts
   on investments                                      (450)           (33)
  Amortization of deferred loan fees, net              (208)          (172)
  Provision for loan losses                             277            120
  Deferred taxes                                        356           (576)
  Accretion of discounts on loans purchased             (20)           (12)
  Federal Home Loan Bank of Seattle dividends          (176)          (166)
  Compensation expense related to ESOP benefit          550            233
  Compensation expense related to MRDP benefit           95              0
  Other                                                   3            (35)
CHANGES IN ASSETS AND LIABILITIES
  Loans held for sale                                     0            428
  Accrued interest receivable                          (136)          (501)
  Prepaid and other assets                              167            (55)
  Accrued expenses and other liabilities                240          1,488
                                                    -------        -------
Net cash provided by operating activities             3,612          3,300
                                                    -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                 (64,223)       (42,357)
  Loan principal repayments                          43,436         35,244
  Loans purchased                                    (4,653)        (4,073)
  Purchase of securities available for sale         (58,897)      (105,526)
  Maturity of securities available for sale          25,200         63,279
  Purchase of securities held to maturity                 0            (30)
  Principal repayments of securities available
   for sale                                           5,834          2,029
  Principal repayments of securities held to
   maturity                                           2,992          1,830
  Proceeds from sales of real estate owned              313              0
  Proceeds from sales of premises and equipment         148            248
  Purchases of premises and equipment                (2,241)        (1,157)
                                                    -------        -------
Net cash used in investing activities               (52,091)       (50,513)
                                                    -------        -------

                                       (5)

Net cash used in investing activities               (52,091)       (50,513)

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposits, net of withdrawals            $5,595         $8,342
 Decrease in securities sold under agreements
  to repurchase                                           0         (1,431)
 Change in advances from borrowers for taxes
  and insurance                                        (613)          (477)
 Proceeds from Federal Home Loan Bank of Seattle
  advances                                           83,050         26,750
 Repayment of Federal Home Loan Bank of Seattle
  advances                                          (42,550)       (27,550)
 Proceeds from issuance of common stock, net of
  conversion                                              0        123,779
 Repayment of excess stock subscription                   0        (78,050)
 Funding provided to ESOP for purchase of common
  stock                                                   0         (3,756)
 Payment of cash dividend                              (677)             0
 Repurchase of stock                                 (7,702)             0
                                                    -------        -------
 Net cash provided by in financing activities        37,103         47,607
                                                    -------        -------
 Net increase (decrease) in cash                    (11,376)           394
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      20,311          4,975
                                                    -------        -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD            $8,935         $5,369
                                                    =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings            $5,475         $5,879
Income taxes                                          1,951          1,475
Noncash investing activities:
Unrealized gain(loss) on securities available for
  sale, net of tax                                     (572)          (934)

The accompanying notes area an integral part of these unaudited consolidated financial statements.

                                       (6)

                   OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp.'s (the "Company") financial condition as of December 31, 1998 and March 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and the cash flows for the nine months ended December 31, 1998 and 1997. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders filed as an exhibit to the Company's Form 10-K for the year ended March 31, 1998. The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  REORGANIZATION

On October 3, 1997, Pioneer Bank, A Federal Savings Bank, (the "Bank") completed a mutual-to-stock conversion. The Company sold 4,694,875 shares of common stock at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,681,982 of Paid in Capital. The Common Stock and Paid in Capital at December 31, 1998 are offset by the unissued ESOP shares and unissued Management Recognition and Development Plan ("MRDP") shares.

The Company purchased all of the stock of the Bank for one-half of the net investable proceeds of the offering. The retained earnings of the Company represent all prior earnings of the Bank as a mutual savings bank.

The primary business of the Company is overseeing the operations of the Bank. Accordingly, the information presented herein relates primarily to the Bank.

3.  RECENTLY ADOPTED/ISSUED ACCOUNTING PRONOUNCEMENTS

      Comprehensive Income. Statement of Financial Accounting ("SFAS") No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective

                                       (7)
for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes are required.

      Effective April 1, 1998, the Company adopted SFAS No. 130. Comprehensive income was $182,000 and $1.1 million for the three months ended December 31, 1998 and 1997, respectively. Comprehensive income was $2.0 million and $3.2 million for the nine months ended December 31, 1998 and 1997, respectively. The difference between comprehensive income and net income is due to changes in unrealized gains (losses) on available for sale securities net of tax.

      Segment Disclosures. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprise." The new standard becomes effective for the Company's fiscal year ending March 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The adoption of provisions of SFAS No. 131 is not expected to have a material impact on the Company.

4. ALLOWANCE FOR LOAN LOSSES

                             December 31, 1998       March 31, 1998
                               (In Thousands)        (In Thousands)

                            ---------------------   ------------------
Balance, beginning of
 period                             $ 847                 $ 725
Charge-offs                           (64)                  (49)
Recoveries                             12                    33
Provision for loan losses             277                   138
                            ---------------------   ------------------
Balance, end of period            $ 1,072                 $ 847
                            =====================   ==================

Amounts presented are for the year ended March 31, 1998 and for the nine months ended December 31, 1998.

5.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at December 31, 1998 consisted of nine term advances varying in length from seven days to five years totaling $25.5 million and an overnight advance of $15.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. The Company had no borrowings from the FHLB at March 31,1998. Scheduled maturities of advances from the FHLB were as follows at December 31, 1998:

                                       (8)

Due in less than one year:
--------------------------

Amount            Range of Interest       Weighted
                        Rates             Average
                                          Interest
                                          Rate
----------------------------------------------------

$25,000,000         4.62% - 5.38%         5.14%


Due within one to five years:

Amount            Range of Interest       Weighted
                        Rates             Average
                                          Interest
                                          Rate
----------------------------------------------------

$15,500,000         4.75% - 5.29%         5.07%


6.  EARNINGS PER SHARE

    SFAS No. 128 "Earnings Per Share", adopted effective December 31, 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP and stock options granted under the Stock Option Plan. Following is a summary of the effect of diluted securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                         For the Three Months ended   For the Nine Months ended
                                December 31,                   December 31,
                            1998         1997              1998         1997
-------------------------------------------------------------------------------
Weighted average
common shares              3,930,501    4,319,431        4,149,459   4,319,370
outstanding - basic

Effect of Dilutive
Securities on Number
of Shares:
         MRDP shares         136,113            0           45,536           0
------------------------------------------------------------------------------
         Stock Options        45,250            0           15,138           0
------------------------------------------------------------------------------
         Total Dilutive      181,363            0           60,674           0
          Securities
------------------------------------------------------------------------------
Weighted average
common shares
outstanding - with         4,111,864    4,319,431        4,210,133   4,319,370
dilution



                                       (9)

7.  STOCK OPTIONS

    In May 1998, the Board of Directors adopted a Stock Option Plan ("Stock Plan") for the benefit of certain employees and directors. The Stock Plan was approved by the Company's shareholders on August 4, 1998. The maximum number of common shares which may be issued under the Stock Plan is 469,488 shares with a maximum term of ten years for each option from the date of grant. The initial awards were granted on October 8, 1998 at the fair value of the common stock on that date ($11.15). All initial awards vest in equal installments over a four or five year period from the grant date and expire during October 2008. Unvested options become immediately exercisable in the event of death or disability.

Option activity under the Stock Plan is as follows:

                                                                 Weighted
                                                Number of         Average
                                                   Shares  Exercise Price
--------------------------------------------------------------------------
Outstanding, September 30, 1998                         -               -
--------------------------------------------------------------------------
Granted                                           356,500          $11.15
--------------------------------------------------------------------------
Exercised                                               -               -
--------------------------------------------------------------------------
Canceled                                                -               -
--------------------------------------------------------------------------
Outstanding, December 31, 1998                    356,500          $11.15


At December 31, 1998, 112,988 shares were available for future grants under the Stock Plan.

Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                                             Weighted Avg.
          Range of           Options            Options         Remaining
   Exercise Prices       Outstanding        Exercisable  Contractual Life
--------------------------------------------------------------------------

            $11.15           356,500                  -               9.8

Additional Stock Plan Information:

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, Accounting for Stock-Based Compensation requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the Plans inception. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

                                       (10)

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       October 1998 Grant
--------------------------------------------------------------------------
Risk free interest rates                                            4.85%
--------------------------------------------------------------------------
Expected dividend                                                   1.75%
--------------------------------------------------------------------------
Expected lives, in years                                            5.3
--------------------------------------------------------------------------
Expected volatility                                               113.19%
--------------------------------------------------------------------------

The weighted average grant-date fair value of options granted during fiscal year 1999 was $4.82. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Had compensation cost for these awards been determined with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                               Three Months Ended
                                  December 31,
                                     1998
                            ($ in thousands except per
                                  share data)
--------------------------------------------------------
Net Earnings:
                   As reported          $ 951
                   Pro forma              890

Earnings per common share - basic:
                   As reported            .24
                   Pro forma              .23

Earnings per common share - fully diluted:
                   As reported            .23
                   Pro forma              .22


8.  REGULATORY CAPITAL

The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at December 31, 1998 and March 31, 1998.


                                       (11)

As of December 31, 1998:
                                                             Categorized as
                       Actual           For                 "Well Capitalized"
                       (In              Capital              Under Prompt
                      Thousands)        Adequacy             Corrective Action
                                        Purposes             Provision
                                        (In Thousands)       (In Thousands)
                      ----------        --------------       -------------
                    Amount    Ratio      Amount    Ratio       Amount    Ratio
                    ------    -----      ------    -----       ------    -----
As of December 31, $50,659    32.93%    $12,308     8.0%      $15,385    10.0%
1998:
 Total Capital:
 (To Risk Weighted
  Assets)

Tier I Capital:     49,587    32.23        N/A      N/A         9,231     6.0
(To Risk Weighted
 Assets)

Tier I Capital:     49,587    16.39      12,099     4.0        15,124     5.0
 (To Tangible
  Assets)

Tangible Capital:   49,587    16.39       4,537     1.5         N/A       N/A
 (To Tangible
  Assets)

As of March 31, 1998
                                                             Categorized as
                       Actual           For                 "Well Capitalized"
                       (In              Capital              Under Prompt
                      Thousands)        Adequacy             Corrective Action
                                        Purposes             Provision
                                        (In Thousands)       (In Thousands)
                      ----------        --------------       -------------
                    Amount    Ratio      Amount    Ratio       Amount    Ratio
                    ------    -----      ------    -----       ------    -----

As of March 31,    $47,768    37.5%     $10,180     8.0%      $12,725    10.0%
1998:
 Total Capital:
 (To Risk
 Weighted Assets)

Tier I Capital:     46,921    36.9          N/A     N/A         7,635     6.0
 (To Risk
 Weighted Assets)

Tier I Capital:     46,921    17.9       10,462     4.0        13,122     5.0
 (To Tangible
 Assets)

Tangible Capital:   46,921    17.9        3,923     1.5           N/A     N/A
 (To Tangible
 Assets)

9.  SHAREHOLDERS' EQUITY

In August 1998, the Company received approval from the Office of Thrift Supervision ("OTS") to repurchase 9%, or 422,539, of its outstanding shares. The repurchase program was begun on August 13, 1998 and completed by August 27, 1998. It was recorded as a $4,225 reduction in common stock and a $6,550,989 reduction in paid in capital. The shares were purchased at an average price of $15.51. The shares were repurchased in order to fund the MRDP and the Employee Stock Option Plan. These plans were approved by shareholders in August 1998 and were implemented in October 1998.

On October 19, 1998 the Company received a non-objection response from the OTS to a request to repurchase an additional 5%, or 213,666, of its outstanding shares. As of December 31, 1998, the Company had repurchased 83,800 shares under this program at an average price of $13.69. The repurchase resulted in an $800 reduction in common stock and a $1,146,000 reduction in paid-in-capital.

                                       (12)

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

General

The Bank is regulated by the OTS and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a member of the FHLB of Seattle, conducting its business through seven office facilities, with the headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney and Grant in Eastern Oregon. On February 3, 1999 the Company filed an application with the OTS to open a branch in Vale, Oregon located in Malheur County.

As a traditional, community-oriented savings bank, the Bank focuses on customer service within its principal market area. The Bank's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one-to-four family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. At December 31, 1998, one to four family residential mortgage loans totaled $107.3 million, or 59.5% of total loans receivable. The Bank began supplementing its traditional lending activities in 1996 with the development of commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. The Bank has hired experienced commercial lending officers familiar with the Bank's primary market area in an attempt to develop commercial business and agricultural lending and to expand the purchase of dealer-originated automobile contracts. As a result of these activities at December 31, 1998 the Bank had agricultural loans of $11.5 million, commercial business loans of $13.7million, commercial real estate loans of $8.9 million, and automobile loans of $9.9 million (including $7.7 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-

                                       (13)
earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable based upon the Wall Street Journal prime rate. Commercial and agricultural loans outstanding totaled $6.0 million and $5.0 million, respectively at March 31, 1998 and increased to $13.7 million and $11.5 million respectively at December 31, 1998. The Bank has also increased origination of shorter term consumer loans, increasing auto loans from $5.7 million at March 31, 1998 to $9.9 million for the three months ended December 31, 1998.

To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense. For the three months ended December 31, 1998, the Bank recognized additional employee compensation and benefit expenses associated with the ESOP amounting to approximately $164,000 related to the release of 1/28th of the 375,590 ESOP shares. Shares were valued at $12.25, the closing price of the Company's stock on December 31, 1998. The release of the shares resulted in a reduction of $134,000 in unearned ESOP shares and an increase of $30,000 in additional paid-in Capital. The implementation of the MRDP in October 1998 resulted in recognition of additional employee compensation and benefit expense of $95,000 for the quarter. Based upon shares granted as of October 8, 1998 and related vesting schedules the actual aggregate amount of this new expense will approximate $190,000 in fiscal year 1999, and $379,000 for fiscal years 2000, 2001, and 2002. The expense for fiscal year 2003 is estimated at $252,000 and $64,000 for fiscal year 2004. Estimates of expense are based upon the average market price of $11.15 per share on the date of grant. Approximately 40,000 shares remain in the plan and have not been granted. Accordingly, the actual aggregate amount of any new expense related to the uncommitted shares cannot be currently predicted because generally accepted accounting principals require that such expense be based on the fair market value of the shares of common stock when the remaining shares are granted.

Year 2000

Data Processing for the Bank is done in-house primarily on an AS400 IBM computer. In December 1997 the Company converted to new core software which was purchased at a cost of approximately $250,000. The software purchased is used to process all savings, loan and related general ledger transactions. The vendor has given assurance that their software is Year 2000 compliant and that no problems will arise from the turn of the century. The Bank has joined a User Group which began testing the Jack Henry system in September 1998. Testing will continue through the first quarter of calendar year 1999. Initial test results have been forwarded to the Bank for evaluation and the Bank is now in the process of reviewing. As of January 31, 1999, the results have been satisfactory. The Bank has also subscribed to a third party independent review of the User Group testing, by McGladrey & Pullen, LLP. The Bank anticipates that further tests will be successful based upon representations received from the vendor.

                                       (14)

However, in the event that testing the Jack Henry system is not successful, the Bank's contingency plan is to pursue conversion to a third party service bureau. In addition to the core software, the Bank uses various personal computer software products, some of which are already Year 2000 compliant. Others are being monitored and the Bank is proactively communicating with vendors to determine their course of action to become fully compliant. The Bank anticipates replacing some computer hardware related to Year 2000 compliance with an approximate cost of $80,000 over the next 12 months. The entire cost of the Year 2000 compliance project is estimated at approximately $375,000 which includes awareness, assessment, renovation, validation and implementation. Of this total estimate $270,000 has been spent to date.

Changes in Financial Condition

At December 31, 1998, the consolidated assets of the Company totaled $303.2 million, an increase of $40.0 million, or 15.2%, from $263.2 million at March 31, 1998. The primary reason for the increase was a $25.4 million increase in net loans receivable and a $27.1 million increase in securities available for sale. These increases were partially offset by an $11.4 million decrease in cash and cash equivalents and a $2.7 million decrease in securities held to maturity. Approximately $6.8 million of the decrease in cash was due to the maturity of a short-term deposit in April 1998.

Net loans receivable increased by $25.4 million, or 16.5%, to $179.2 million at December 31, 1998 compared to $153.8 million at March 31, 1998. The increase was primarily the result of continued new loan demand for all types of loans exceeding loan repayments.

Nonperforming assets, consisting of non-accruing loans and other repossessed assets, decreased $54,000 from $588,000 at March 31, 1998 to $534,000 at
December 31, 1998, primarily due to the sale of approximately $300,000 of real estate owned at a gain of $12,000. The decrease in real estate owned was partially offset by the addition of $258,000 of residential mortgage loans to nonaccrual status in the current year. There was no real estate owned at December 31, 1998 compared to $313,000 at March 31, 1998. Nonperforming assets were .18% of total assets at December 31, 1998, compared to .22% at March 31, 1998. The allowance for loan losses was 202% of nonperforming loans at December 31, 1998, compared to 308% at March 31, 1998.

Investment securities increased $24.4 million, from $77.8 million at March 31, 1998 to $102.2 million at December 31, 1998. The increase included the purchase of $42.8 million of fixed rate government agency mortgage backed securities, $3.5 million of government agency medium term notes and $7.0 million of AAA rated municipal bonds of several Oregon municipalities. These increases were partially offset by $20.2 million of government agency medium term notes that were either called or matured and $6.5 million of principal payments on government agency mortgage backed securities.

Deposits increased $5.6 million or 2.9%, from $192.7 million at March 31, 1998 to $198.3 million at December 31, 1998. The increase is primarily attributable to an increase of $12.2 million in checking and savings core deposits offset by a decrease of $6.6 million in short term certificates of deposit. Other liabilities increased only $240,000. Advances from borrowers for taxes and insurance decreased $613,000 from $789,000 at March 31, 1998 to $176,000 at

                                       (15)

December 31, 1998. Taxes are paid annually in November and accordingly, such deposits increase ratably from December to November when the taxes are paid. The Bank had $40.5 million in advances from the FHLB at December 31, 1998. There were no such advances at March 31, 1998. The increased borrowings were used to fund the loan growth and investment purchases.

Total shareholders' equity decreased $5.7 million to $61.6 million at December 31, 1998 from $67.3 million at March 31, 1998. The decrease is primarily due to the repurchase of 9% or 422,539 of outstanding shares in August 1998 and an additional 83,800 during November and December 1998. The repurchases reduced common stock by $5,000 and paid in capital by $7.7 million. The Company received a non-objection response to its October 7, 1998 request to the OTS to repurchase 5% of the then outstanding shares or 213,666 shares. The 83,800 shares repurchased in the third quarter are a portion of that 5%. The decrease in equity due to stock repurchases was partially offset by earnings for the nine month period ended December 31, 1998 of $2.6 million. The release of 3/28th of the 375,590 ESOP shares during the nine month period ended December 31, 1998 increased equity by $550,000 and dividends paid of $677,000 offset this increase. The tax effected decrease in market value of securities available for sale accounted for $572,000 of the remaining decrease.

                              Results of Operations

Comparison of Nine Months Ended December 31, 1998 and 1997

General. The increase in net income of $266,000 was primarily due to an increase in net interest income partially offset by increased non-interest expense. Net interest income increased $1.8 million, or 22.7%, comparing the nine month period ended December 31, 1998 to the same period in the prior year. Interest income increased $1.5 million while interest expense decreased $211,000. Non-interest income increased $13,000 while the provision for loan losses increased $158,000. Non-interest expense increased $1.2 million, and income taxes increased $137,000. This resulted in net income increasing by $266,000, or 11.6% for the nine months ended December 31, 1998.

Interest Income. The increase of $1.5 million in interest income was generated by an additional $28.5 million in average interest earning assets for the nine months ended December 31, 1998 compared to the same period in 1997. The increase in average interest earning assets was primarily due to increases in the average loan portfolio of $19.1 million and the average investment portfolio of $13.5 million.

The average yield on interest earning assets decreased from 7.93% for the nine months ending December 31, 1997 to 7.84% for the same period in the current year. The decrease in the average yield was primarily due to the $13.5 million increase in the average balance of investments, mostly medium term government agency notes and fixed rate government agency mortgage backed securities yielding at a lower rate. In addition, there was a significant amount of mortgage refinance activity whereby mortgage loans were refinanced with larger balances at lower rates.

                                       (16)

Interest Expense. Interest expense on savings deposits decreased by $367,000 for the nine months ended December 31, 1998 compared to the same period of 1997. Average deposits decreased by $9.4 million for the same period. The average interest paid on deposits declined six basis points from 3.87% for the nine months ended December 31, 1997 to 3.81% for the same period in1998. The cost of deposits declined primarily due to an increased balance of lower costing core deposits in the deposit mix.

Provision for Loan Losses. The provision for loan losses was $120,000 and net charge-offs amounted to $21,000 during the nine months ended December 31, 1997 compared to a provision for loan losses of $278,000 and net charge-offs of $53,000 for the nine month period ended December 31, 1998. The provision was increased primarily in response to portfolio growth, especially in commercial, agricultural and consumer loans, and additionally due to net charge-offs. At December 31, 1998, the allowance for loan losses was equal to 202% of non-performing loans compared to 308% at March 31, 1998. The decrease in the coverage ratio at December 31, 1998 was the result of an increase in non-performing loans from $275,000 at March 31, 1998 to $532,000 at December 31, 1998 due to an increase in past due residential mortgage loans.

Non-Interest Income. Non-interest income increased $13,000, or 1.7%, to $784,000 for the nine months ended December 31, 1998 from $771,000 for the same period in the prior year. Prior year results included a $51,000 gain on sale of a branch building located in La Grande, Oregon. An increase of $58,000 in commercial and agricultural loan fees in the current year attributed to the level non-interest income year over year.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 26.8% to $5.7 million for the nine months ended December 31, 1998, from $4.5 million for the comparable period in 1997. The increase is primarily attributable to an increase in employee compensation and benefits of $678,000. Non-cash ESOP expense of $338,000 related to the release of 3/28th of the ESOP shares during the nine months ended December 31, 1998 was included in compensation expense as well as $95,000 of non cash expense related to the MRDP. The remaining increase was due to staff additions, salary increases and an increase in the cost of employee benefits which includes health insurance. The remaining $528,000 of increased non-interest expense included a $124,000 increase in advertising expense due to stockholder communications such as the annual report, proxy statement and increased newspaper and radio advertising. Other expense increased $153,000 due to the increase in core deposit accounts, loan growth and extensive employee training efforts. Supplies, postage and telephone increased $45,000 due to regular price increases and the addition of more and newer efficient phone lines to outlying branches. Depreciation increased $67,000 due to the purchase of capitalized technology upgrades. Finally, professional fees increased $81,000 due to more extensive use of attorneys and auditors as a public company.

Income Taxes. The provision for income taxes increased $137,000 for the nine months ended December 31, 1998 compared with the same period in the prior year. The increase was attributable to a higher level of net income before taxes.

                                       (17)

                        Results of Operations

Comparison of Three Months Ended December 31, 1998 and 1998

General. Net income increased $37,000 from $914,000 for the three months ended December 31, 1997 to $951,000 for the three months ended December 31, 1998. This increase was primarily attributable to increased net interest income of $219,000 and increased non-interest income of $56,000 partially offset by an increase of $299,000 in non-interest expense. A decrease of $98,000 in the tax provision also contributed to increased net income.

Interest Income. Additional interest income generated by the $29.4 million increase in average interest earning assets contributed to an increase of $503,000 in interest income for the three months ended December 31, 1998 compared to the same period in 1997. The average yield on interest earning assets decreased from 8.03% for the three months ended December 31, 1997 to 7.90% for the three months ended December 31, 1998. The decrease in yield is partially due to the call or maturity of $9.5 million of government agency securities during the quarter ended December 31, 1998 which were partially replaced by $4.5 million of lower yielding AAA rated municipal securities. Although these bonds are lower yielding, certain tax advantages are gained in holding them. In addition to the agency bonds called, mortgage loans were refinanced with larger balances at lower yields.

Interest Expense. Interest expense on savings deposits decreased $31,000 for the three months ended December 31, 1998 as compared to the same period in1997 even though the average balance of deposits increased $8.4 million. The decreased expense is due to an increased balance of lower costing core deposits in the deposit mix. The Bank has also been aggressive in lowering CD rates as interest rates trend downward. Interest expense on borrowings from the FHLB of Seattle increased $326,000 due to the higher average balance outstanding during the quarter.

Provision for Loan Losses. The provision for loan losses was $82,000 and net charge-offs amounted to $21,000 during the three months ended December 31, 1998 compared to a $46,000 provision and $2,000 of net charge-offs during the three months ended December 31, 1997. The provision was increased during the quarter ended December 31, 1998 primarily in response to portfolio growth especially in commercial, agricultural and consumer loans, and also due to net charge-offs.

Non-Interest Income. Non-interest income increased $56,000, or 22.9%, to $301,000 for the three months ended December 31, 1998 from $245,000 for the three months ended December 31, 1997 primarily due to a $46,000 increase in loan fees related to commercial and agricultural loans.

Non-Interest Expense. Non-interest expense increased $299,000, or 17.2%, to $2.0 million for the three months ended December 31, 1998 from $1.7 million in the comparable period in 1997. The increase is primarily attributable to $152,000 of increased compensation and benefits expense. Of the increase, $95,000 is due to the ratable vesting of shares granted October 8, 1998 under the MRDP, the remainder is due to staff increases, normal salary increases and increased employee benefit expense. Advertising expense increased $39,000 due

                                       (18)
to increased radio and newspaper advertising. Professional fees increased $29,000 due to legal fees. An increase of $46,000 in other expenses is attributable to employee training and relocation of new employees to the Bank's market area as well as increased expenses related to checking account and loan growth. Depreciation increased $28,000 due to the purchase of capitalized technology upgrades.

Income Taxes. The provision for income taxes decreased $98,000 for the three months ended December 31, 1998 compared with the same period in the prior year. The decrease was attributable to a change in the tax treatment of ESOP compensation expense which is not entirely deductible for taxes in the current year or future periods.

Item No. 3 Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended December 31, 1998, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 1998.

                                       (19)

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Not applicable.

Item 5.  Other Information
         -----------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         3(a)  Articles of Incorporation of the Registrant*
         3(b)  Bylaws of the Registrant*
         10(a) Employment Agreement with Jerry F. Aldape**
         10(b) Severance Agreement with Nadine J. Johnson**
         10(c) Severance Agreement with William H. Winegar**
         10(d) Employment Agreement with Zane Lockwood****
         10(e) Severance Agreement with Thomas F. Bennett****
         10(f) Severance Agreement with Jerry Kincaid****
         10(g) Employee Severance Compensation Plan**
         10(h) Pioneer Bank, a Federal Savings Bank Employee Stock Ownership
               Plan**
         10(i) Pioneer Bank, a Federal Savings Bank 401(k) Plan*
         10(j) Pioneer Bank Director Emeritus Plan***
         10(k) 1998 Stock Option Plan***
         10(l) 1998 Management Recognition and Development Plan***
         13    Annual Report to Shareholders**** 21 Subsidiaries of the
               Registrant****
         23    Consent of Independent Auditors****
         27    Financial Data Schedule
         99    Former Independent Auditor's Report****

-------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
**** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

      (b)   Reports on Form 8-K

            No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                       (20)

                                  SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OREGON TRAIL FINANCIAL CORP.

Date: February 12, 1999                By: /s/Jerry F. Aldape
                                           ----------------------------------
                                           Jerry F. Aldape, President and
                                           Chief Executive Officer

Date:  February 12, 1999               By: /s/Nadine J. Johnson
                                           ----------------------------------
                                           Nadine J. Johnson, Chief Financial
                                           Officer

                                       (21)