Form 10-K405
period 1999-03-31
OREGON TRAIL FINANCIAL CORP
filed 1999-06-29
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 1999

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      Commission File Number: 0-22953

                     OREGON TRAIL FINANCIAL CORP., INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Oregon                                    91-1829481
----------------------------------------------      --------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                           I.D. Number)


   2055 First Street, Baker City, Oregon                      97814
----------------------------------------------      --------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:       (541) 523-6327
                                                    --------------------------
Securities registered pursuant to Section 12(b)
 of the Act:                                                   None
                                                    --------------------------
Securities registered pursuant to Section 12(g)
 of the Act:                            Common Stock, par value $.01 per share
                                        --------------------------------------
                                                   (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X      NO
                                                    -----       -----

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES   X     NO
                                                    -----      -----

     As of June 22, 1999, there were issued and outstanding 3,572,964 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on June 22, 1999 of $13.00, was $38,926,277.

                    DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended March 31, 1999 ("Annual Report") (Parts I and II).

    2. Portions of Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III).

                                   PART I
Item 1.  Business
-----------------

General

     Oregon Trail Financial Corp. ("Company"), an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Pioneer Bank, A Federal Savings Bank ("Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At March 31, 1999, the Company had total assets of $313.5 million, total deposits of $199.6 million and shareholders' equity of $60.1 million. All references to the Company herein include the Bank where applicable.

     The Bank was organized in 1901. The Bank is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank ("FHLB") System.

     The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one- to- four family residential mortgage loans and consumer loans within its primary market area. The Bank also actively originates home equity and second mortgage loans. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans, and the purchase of dealer-originated automobile contracts.

     In addition to its lending activities, the Bank invests excess liquidity in short and intermediate term U.S. Government and government agency securities and mortgage-backed and related securities issued by U.S. Government agencies. Investment securities and mortgage-backed and related securities constituted 31.4% of total assets at March 31, 1999. See "-- Investment Activities."

Market Area

     The Bank's primary market area encompasses those regions surrounding its offices in Baker, Grant, Harney, Malheur, Union, Wallowa and Wheeler Counties in Oregon and Payette and Washington Counties in Idaho. The Bank's home office is located in Baker City, Oregon with branches in Ontario, John Day, Burns, Enterprise, La Grande, Island City and its newest location, Vale, Oregon, which opened May 3, 1999.

     The principal industries of the market area are agriculture and timber products. The Bank's market area is largely rural, with most of the farms and ranches being relatively small and family owned. The local economies are also dependent on retail trade with lumber, recreation and tourism providing substantial contributions. Major employers in the market area include U.S. Forest Service, Bureau of Land Management, Snake River Correctional Institute, Oregon Department of Transportation, Boise Cascade, Ore-Ida, Grande Ronde Hospital, Holy Rosary Hospital, Powder River Correctional Facility, Treasure Valley Community College, Eastern Oregon University, local school districts and local government.

Lending Activities

     General. The Bank's loan portfolio totaled $185.7 million at March 31, 1999, representing 59.3% of total assets at that date. The Bank concentrates its lending activities within its primary market area. Historically, the Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. To a lesser extent, the Bank makes mortgage loans for the purpose of constructing primarily single-family residences.

     As a result of management's expectation of minimal anticipated growth in residential loan demand within the Bank's primary market area and a local demand for agricultural, commercial business and consumer loans, the Bank has significantly increased its origination of agricultural, indirect dealer automobile and commercial business loans since

July 1996. Commercial business and agricultural loans primarily include operating lines of credit and term loans for fixed asset acquisitions.

     Historically, the Bank has been active in the origination of consumer loans, which primarily consist of home equity loans, secured and unsecured and, to a lesser extent, automobile loans, credit card loans, home improvement loans, mobile home loans and loans secured by savings deposits. More recently, the Bank has increased its purchase of dealer-originated automobile contracts. Subject to market conditions and other factors, the Bank is considering expansion of its purchase of dealer-originated automobile contracts to include contracts secured by recreational vehicles, trailers, motorcycles and other vehicles.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio
(excluding loans held-for-sale) at the dates indicated. The Bank had no concentration of loans exceeding 10%
of total gross loans other than as presented below.

                                    At March 31,                                    At June 30,
             --------------------------------------------------------  ------------------------------------
                   1999                1998               1997               1996               1995
             -----------------   -----------------  -----------------  -----------------   ----------------
             Amount    Percent   Amount    Percent  Amount    Percent  Amount    Percent   Amount   Percent
             ------    -------   ------    -------  ------    -------  ------    -------   ------   -------
                                                   (Dollars in thousands)
Mortgage Loans:
 One-to-four-
  family. .  $109,089   58.00%   $100,740   64.65%  $101,792   71.99%  $101,199   74.71%   $93,436   72.95%
 Multi-
  family. .     2,810    1.49       1,194    0.77      1,844    1.30      1,927    1.42      1,935    1.51
 Commercial    10,657    5.67       7,906    5.07      4,768    3.37      4,724    3.49      5,166    4.03
Agricultural    2,240    1.19         725     .47         --      --         --      --         --      --
 Construction   2,825    1.50       1,616    1.04        853    0.60      1,745    1.29      1,798    1.40
 Land. . . .      330     .17         297    0.19        223    0.16         14    0.01         15    0.01
  Total      --------  ------    --------  ------   --------  ------   --------  ------   --------  ------
   mortgage
   loans . .  127,951   68.02     112,478   72.18    109,480   77.42    109,609   80.92    102,350   79.90
             --------  ------    --------  ------   --------  ------   --------  ------   --------  ------
Consumer Loans:
 Home equity
  and second
  mortgage .   16,262    8.65      19,231   12.34     17,514   12.39     12,751    9.41     12,120    9.46
 Credit card      949     .50         854    0.55        844    0.60        791    0.58        712    0.56
 Automobile
  (1). . . .   11,843    6.30       5,719    3.67      2,064    1.46      1,405    1.04      1,507    1.18
 Loans secured
  by deposit
  accounts .      416     .22         648    0.42        731    0.52        593    0.44        589    0.46
 Unsecured .    2,836    1.50       2,047    1.31      1,611    1.14      4,580    3.38      4,404    3.44
 Other . . .    2,985    1.59       4,623    2.97      2,627    1.85      2,587    1.91      3,585    2.80
             --------  ------    --------  ------   --------  ------   --------  ------   --------  ------
  Total
   consumer
   loans . .   35,291   18.76      33,122   21.26     25,391   17.96     22,707   16.76     22,917   17.90
             --------  ------    --------  ------   --------  ------   --------  ------   --------  ------
Commercial
 business
 loans . . .   15,077    8.02       5,968    3.83      4,066    2.88      3,142    2.32      2,822    2.20
             --------  ------    --------  ------   --------  ------   --------  ------   --------  ------
Agricultural
 loans . . .    9,781    5.20       4,254    3.19      2,466    1.74          -      --         --      --
             --------  ------    --------  ------   --------  ------   --------  ------   --------  ------
   Total
    loans. .  188,100  100.00%    155,822  100.00%   141,403  100.00%   135,458  100.00%   128,089  100.00%
                       ======              ======             ======             ======             ======
Less:
 Undisbursed
  portion of
  loans in
  process. .        0                 102                769              1,585              2,145
 Net deferred
  loan fees.    1,125               1,035              1,028                985              1,049
 Allowance for
  loan losses   1,228                 847                725                541                455
             --------            --------           --------           --------           --------
  Total loans
   receivable,
   net . . . $185,747            $153,838           $138,881           $132,347           $124,440
             ========            ========           ========           ========           ========

-------------------
(1) Includes dealer-originated automobile contracts of $9.3 million and $5.1 million at March 31, 1999 and
1998, respectively.

                                                         3

     One- to- Four Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to- four family residences located in its primary market area. At March 31, 1999, $109.1 million, or 58.0%, of the Bank's total loan portfolio, consisted of such loans, with an average loan balance of $53,000.

     Generally, the Bank's fixed-rate one- to- four family mortgage loans have maturities of 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, they are originated under terms, conditions and documentation which permit them to be sold to private investors. The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     At March 31, 1999, $74.9 million, or 39.8%, of the total loans before net items were fixed rate one- to- four family loans and $34.2 million, or 18.2%, were adjustable rate mortgage loans ("ARM loans"). The Bank currently offers an ARM product for its portfolio which adjusts on the anniversary date of the origination based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank offers discounted ARM loans where the initial interest rate is up to 1.08
percentage points below the prevailing interest rate.   The Bank, however,
qualifies the borrowers on its ARM loans based on the fully indexed rate. The Bank's current ARM loans do not provide for negative amortization and generally provide for annual and lifetime interest rate adjustment limits of 2.0% and 6.0%, respectively.

     At March 31, 1999, $23.3 million, or 68.1% of the Bank's total ARM loans had interest rates that adjusted annually based on the Eleventh District Cost of Funds Index ("COFI"). The COFI is a lagging index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment. In November 1995, the Bank discontinued using the COFI index and began using the one year Treasury constant maturity index.

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

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in portfolio during a rising interest rate environment.

     The Bank generally requires title insurance insuring the status of its lien on all loans where real estate is the primary source of security. The Bank generally requires the maintenance of fire and casualty insurance (and, if appropriate, flood insurance).

     The Bank's one- to- four family residential mortgage loans typically do not exceed 80% of the lower of cost or appraised value of the security property. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 97% of the lower of cost or appraised value of the property securing a one- to- four family residential loan; however, the Bank generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

     Agricultural Lending. Agriculture is the major industry in the Bank's market area and the Bank has been making agricultural loans to satisfy the demand of its market area. Subject to market conditions, the Bank intends to continue to emphasize agricultural loans. In 1996, the Bank began originating a significant number of loans to finance agriculture production and the expense of farming and agricultural related operations. Also, to a lesser extent, the Bank has made agricultural loans for the purchase of farmland and equipment which are secured by agricultural real estate and equipment. At March 31, 1999, agricultural loans amounted to $12.0 million, or 6.4%, of the total loan portfolio; $2.2 million of these loans were secured by real estate. The Bank has sought to limit its agricultural lending to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural business cycles, reliable cash flow and a willingness to provide the Bank with the necessary financial reporting.

     Agricultural operating loans are made to finance farm operating expenses (i.e., acquisition of seed, fertilizer, livestock and feed, among other things) together with, in some cases, family living expenses, over the course of a growing season and typically are made in amounts of $500,000 or less. However, the Bank's largest agricultural operating loan had an original commitment of $2.3 million (with $565,000 outstanding at March 31, 1999) and was provided to finance a farming operation that grows mint and potatoes.
This loan was performing in accordance with its terms at March 31, 1999. Agricultural operating loans generally are made in amounts of up to 80% of the borrower's anticipated income (not including the value of the breeding herd in the case of cattle loans) and are generally secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. The variables that effect income during the year are cattle production, the cost of feed and related expenses and the fluctuating market conditions or in the case of crops, the number of acres in production by the borrower, the crop to be planted, the crop yield and the expected price to be received for harvested crops. The interest rate is adjusted monthly based on the prime rate as published in The Wall Street Journal, plus a negotiated margin of up to 2%. Because such loans are made to finance a farm's or ranch's annual operations, they are written on a one-year renewable basis, and renewal is dependent upon prior year's performance and the forthcoming year's projections as well as overall financial strength of the borrower. The Bank carefully monitors these loans and prepares monthly variance reports on the income and expenses. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

     In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the farm or ranch operations expected income stream as well as the value of collateral used to secure the loan. Collateral generally consists of cattle or cash crops produced by the farm, such as grain, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Bank may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

     The Bank also originates loans to finance the purchase of farm equipment and will continue to pursue this type of lending in the future. Loans to purchase farm equipment are made for terms of up to seven years. For fixed rate loans for terms generally not to exceed five years, rates are established at inception with margins set from 2% to 3.5% above the five-year Treasury Note with a minimum rate of generally at least 7.75%. For loans in excess of five years, rates are established at inception with margins set from 2% to 3.5% above the five year Treasury Note with adjustments set at three to five years and with a floor of generally at least 7.75%.

     Agricultural real estate loans primarily are secured by first liens on farmland or buildings thereon located in the Bank's market area, primarily to service the needs of the Bank's existing customers. The largest such loan totalled $995,000 at March 31, 1999. Loans are generally written in amounts up to 50% to 75% of the tax assessed or appraised value of the property for terms of between 10 to 20 years. Such loans have interest rates that generally adjust at least every five years based upon the current five year Treasury Note, plus a negotiated margin up to 3%. For fixed rate loans with terms generally not to exceed five years, rates are established at inception with margins set from 2.0% to 3.5% above the current five year Treasury Note. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow and the appraised value of the underlying property, as well as the Bank's experience with and knowledge of the borrower.

     Payments on an agricultural real estate loan depend to a large degree on the results of operations of the related farm, and repayment is also subject to adverse economic or weather conditions as well as market prices for agricultural products, which can be highly volatile and are outside the control of the farm borrower, among other things. Such loans are not made to start up businesses and are generally reserved for profitable operators with substantial equity and proven track records. At March 31, 1999, agricultural real estate loans totalled $2.2 million, or 1.2%, of the loan portfolio.

     In addition to disease, weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit or destroy crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced substantially by the farmer with multi-peril crop insurance which can guarantee yields to provide certainty of repayment. Because of its high cost to the borrower, the Bank encourages but generally does not require multi-peril crop insurance. Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the use of future set price contracts, which fixes in advance the price that the farmer will receive for the harvested crops. Generally operating margin reserves of 20% of the current year's budget usually cover any price declines for the current year.

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

     Construction Lending. On a limited basis, the Bank also offers construction loans to qualified borrowers for construction of single-family residences in the Bank's primary market area. Typically, the Bank limits its construction lending to a local builder for the construction of a single-family dwelling where a permanent purchase commitment has been obtained or individuals are building their primary residences. At times, on a limited basis, the Bank lends to contractors for housing construction where the house is not presold. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. Construction loans generally have a six-month term with only interest being paid during the term of the loan, and convert at the end of six months to permanent financing and are underwritten in accordance with the same standards as the Bank's mortgages on existing properties. Construction loans generally have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the borrower may be required to fund the cost overruns or the Bank may advance funds beyond the amount originally committed to permit completion of the development. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At March 31, 1999, construction loans amounted to $2.8 million, or 1.5%, of the loan portfolio.

     Multi-Family and Commercial Real Estate Lending. The multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio includes loans to finance the construction or acquisition of small office buildings, retail stores, car dealerships. The largest such loan totalled $611,000 at March 31, 1999. At March 31, 1999, the Bank had $2.8 million of multi-family residential and $10.7 million of commercial real estate loans, which amounted to 1.5% and 5.7%, respectively, of the total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. Such loans generally are made based upon the five year Treasury Note yield, for 15 to 20 year terms and they adjust at a rate equal to the five year Treasury Note rate plus a negotiated margin up to 3% with floors of generally at least 7.75%. On fixed rate loans for terms generally not to exceed ten years, rates are established at inception with margins set from 2.0% to 3.5% above the current five year Treasury Note. Because of the inherently greater risk involved in this type of lending, the Bank generally limits its multi-family and commercial real estate lending to borrowers within its market area with which it has had prior experience.

     Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise well known to the Bank. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation. The Bank reviews all significant commercial real estate loans on an annual basis to ensure that the loan meets current underwriting standards. In addition, the Bank underwrites commercial real estate loans at a rate of interest significantly above that carried on the loan at the time of origination to evaluate the borrower's ability to meet principal and interest payments on the loan in the event of upward adjustments to the interest rate on the loan.

     Consumer and Other Lending. The Bank originates a variety of consumer loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 1999, the Bank's consumer loans totaled approximately $35.3 million, or 18.8%, of the Bank's total loans. The Bank's consumer loans consist primarily of home improvement and equity loans, automobile loans, boat and recreational vehicle loans, unsecured loans, and deposit account loans. The growth of the consumer loan portfolio in the current year consisted primarily of an increase in the origination of indirect dealer automobile loans, as discussed below.

     In recent periods, the Bank has emphasized the origination of consumer loans, and, in particular, automobile loans due to their shorter terms and higher yields than residential mortgage loans. The Bank anticipates that it will continue to be an active originator of automobile and other consumer loans. Factors that may affect the ability of the Bank to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy.

     The Bank offers open-ended "preferred" lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines is three percentage points above this prime lending rate. In both cases, the rate adjusts monthly. The majority of the approved lines of credit at March 31, 1999 were equal or less than $25,000. The Bank requires repayment of at least 2% of the unpaid principal balance monthly. At March 31, 1999, approved lines of credit totaled $10.6 million, of which $4.7 million was outstanding.

     The Bank offers closed-end, fixed-rate home equity loans that are made on the security of primary residences. Loans normally do not exceed 80% of the appraised or tax assessed value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years requiring monthly payments of principal and interest. At March 31, 1999, fixed rate home equity loans and second mortgage loans amounted to $12.8 million, or 6.8%, of total loans.

     At March 31, 1999, the Bank's automobile loan portfolio amounted to $11.8 million, or 33.6%, of consumer loans at such date. Since January 1997, a substantial portion of the Bank's automobile loans have been originated indirectly by a network of approximately 15 automobile dealers located in the Baker City, La Grande, Ontario, Burns, John Day and Enterprise market areas. Indirect automobile loans accounted for approximately 38.7% of the Bank's total consumer loan originations during the year ended March 31, 1999. The applications for such loans are taken by employees of the dealer, the loans are written on the dealer's contract pursuant to the Bank's underwriting standards using the dealer's loan documents with terms substantially similar to the Bank's. All indirect loans must be approved by specific loan officers of the Bank who have experience with this type of lending. In addition to indirect automobile lending, the Bank also originates automobile loans directly. Subject to market conditions and other factors, the Bank is considering expanding its purchase of dealer-originated contracts to include contracts secured by recreational vehicles, trailers, motorcycles, and other vehicles.

     The maximum term for the Bank's automobile loans is 72 months. The Bank may lend up to 100% of the purchase price of the new or used automobile. The Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee.

     The Bank's consumer loans also include unsecured loans and loans secured by deposit accounts and loans to purchase recreational vehicles, motor homes, boats and credit card loans. The Bank may lend up to 100% of the purchase price of vehicles other than automobiles.

     At March 31, 1999, unsecured consumer loans amounted to $2.8 million, or 1.5%, of total loans. These loans are made for a maximum of 60 months or less with fixed rates of interest and are offered primarily to existing customers of the Bank.

     Since December 1992, the Bank has offered credit card loans through its participation as a VISA card issuer. Management believes that providing credit card services to its customers helps the Bank remain competitive by offering customers an additional service. The Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 7%, and the Bank is permitted to change the interest rate quarterly. Processing of bills and payments is contracted to an outside servicer. At March 31, 1999, the Bank had a commitment to fund an aggregate of $6.2 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $949,000 of credit card loans outstanding, representing .5% of its total loan portfolio. The Bank intends to continue credit card lending and estimates that at current levels of credit card loans, it makes a small monthly profit net of service expenses and write-offs.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 1999, the Bank had $5,000 of consumer loans accounted for on a nonaccrual basis.

     Commercial Business Lending. The Bank originates commercial business loans to small and medium sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Such loans are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin of up to 3%. Loans to finance the purchase of equipment are made for terms generally five years or less at a fixed rate established at inception with margins set from 2% to 3% above the five-year Treasury Note with a minimum rate of generally at least 7.75%. For loans in excess of five years, rates are established at inception with margins set from 2% to 3% above the five-year Treasury Note with adjustments set at three to five years and with a floor of generally at least 7.75%. At March 31, 1999, the commercial business loans amounted to $15.1 million, or 8.0%, of the total loan portfolio.

     At March 31, 1999, the largest outstanding commercial business loan was a $1.0 million operating line of credit to a retail lumber and recreational vehicle dealership. Such loan was performing according to its terms at March 31, 1999.

     The Bank is an approved Small Business Administration ("SBA") lender and at March 31, 1999, had two SBA loans that totalled $325,000. The Bank intends to continue to originate these loans to local businesses within its primary market area.

     The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. Generally, for loans with balances exceeding $100,000, the Bank requires that borrowers and guarantors provide updated financial information at least annually.

     The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of between six months and one year.

     Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, the Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Bank.

     Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                       After    After
                                       One Year 3 Years
                             Within    Through  Through    Over
                             One Year  3 Years  5 Years  Five Years   Total
                             --------  -------  -------  ----------   -----
                                           (Dollars in thousands)
Mortgage loans:
 One- to- four family. . . . $    19   $  471   $ 1,314   $107,285   $109,089
 Multi-family. . . . . . . .      --       --       417      2,393      2,810
 Commercial. . . . . . . . .     108      324     1,081      9,144     10,657
 Agricultural. . . . . . . .      --       --        52      2,188      2,240
 Construction. . . . . . . .      --       --        --      2,825      2,825
 Land. . . . . . . . . . . .      --       --       102        228        330

Consumer loans:
 Home equity and second
  mortgage . . . . . . . . .     271      685     2,624     12,682     16,262
 Automobile. . . . . . . . .      45    1,226     7,002      3,570     11,843
 Credit card . . . . . . . .      17       77       113        742        949
 Loans secured by deposit
  accounts . . . . . . . . .     253       98        62          3        416
 Unsecured . . . . . . . . .     239      299       325      1,973      2,836
 Other . . . . . . . . . . .      51      471       851      1,612      2,985

Commercial business loans. .   4,846    1,690     3,086      5,455     15,077
Agricultural loans . . . . .   6,252      537     2,194        798      9,781
                             -------   ------   -------   --------   --------
     Total . . . . . . . . . $12,101   $5,878   $19,223   $150,898   $188,100
                             =======   ======   =======   ========   ========

     The following table sets forth the dollar amount of all loans due after March 31, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                        Fixed           Floating or
                                        Rates        Adjustable Rates
                                        -----        ----------------
                                             (In thousands)
Mortgage loans:
One- to- four family . . . . . .       $76,706            $32,364
 Multi-family. . . . . . . . . .           694              2,116
 Commercial. . . . . . . . . . .         4,097              6,452
 Agricultural. . . . . . . . . .           219              2,021
 Construction. . . . . . . . . .         1,841                984
 Land. . . . . . . . . . . . . .           330                 --

Consumer loans:
 Home equity and second mortgage        12,545              3,446
 Automobile. . . . . . . . . . .        11,798                 --
 Credit card . . . . . . . . . .            --                932
 Loans secured by deposit accounts         163                 --
 Unsecured . . . . . . . . . . .           119              2,478
 Other . . . . . . . . . . . . .         2,742                192

Commercial business loans. . . .         6,393              3,838
Agricultural loans . . . . . . .         2,081              1,448
                                      --------            -------
    Total. . . . . . . . . . . .      $119,728            $56,271
                                      ========            =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

     Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also advertises its loan products by radio and newspaper. The Bank does not employ commissioned loan originators.

     Mortgage loan applications are initiated, underwritten and preliminarily approved by loan officers before they are recommended for final review and approval. Individual lending limits and credit approval limits are established for branch and loan center personnel up to $175,000. Commercial lenders' and administrative credit approval limits are established up to $750,000 depending on position and lending knowledge. Loans to borrowers with an aggregate borrowing relationship over $750,000 but less than $1.5 million requires approval of a quorum of the Level 1 Executive Loan Committee. The Loan Committee consists of the President/Chief Executive Officer, Executive Vice President, Senior Credit Manager, Credit Manager, three commercial lenders and six Board members. A quorum of the committee consists of one of the President/Chief Executive Officer or Executive Vice President; Senior Credit Manager or Credit Manager; two Board members and if the loan is a commercial loan, one commercial lender. Loans to borrowers with an aggregate borrowing relationship in excess of $1.5 million but less than $3 million require the approval of the Level 2 Board Loan Committee, which consists of the same members as the Executive Loan Committee, but requires a larger quorum. Loans to borrowers with an aggregate borrowing relationship exceeding $3 million require approval by the same committee, but with an even larger quorum.

     Loan Originations, Sales and Purchases. Historically, the Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. In recent periods, the Bank has increased its origination of consumer, commercial business and agricultural loans.

     During the year ended March 31, 1999, the Bank did not sell a material amount of its loans. At March 31, 1999, the Bank was not servicing any loans for investors.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                            Nine Months Ended
                                     Year Ended March 31,       March 31,
                                    ---------------------- ------------------
                                       1999       1998       1997      1996
                                       ----       ----       ----      ----
                                                  (In thousands)
Loans originated:
 Mortgage loans:
  One- to- four family . . . . . .  $ 38,178    $13,718    $ 8,966    $11,932
  Multi-family . . . . . . . . . .     1,736        400         --         --
  Commercial . . . . . . . . . . .     4,371        393         --        325
  Construction . . . . . . . . . .     6,713      4,448      2,216      2,856
  Land . . . . . . . . . . . . . .       155         19        173         27
 Consumer. . . . . . . . . . . . .    11,611     19,122      8,769      5,548
 Commercial business loans . . . .    20,096      7,860      2,346      1,367
 Agricultural loan . . . . . . . .    25,800     10,631      6,352         --
                                    --------    -------    -------    -------
    Total loans originated . . . .   108,660     56,591     28,822     22,055

Loans purchased:
 One-to four family mortgage . . .        --        203        183         47
 Dealer-originated automobile
  contracts. . . . . . . . . . . .     7,338      5,574        389         --
 Commercial real estate. . . . . .       366         --         --         --
                                    --------    -------    -------    -------
     Total loans purchased . . . .     7,693      5,777        572         47

Loans sold:
  Total whole loans sold . . . . .        --         --      1,149        652
                                    --------    -------    -------    -------
     Total loans sold. . . . . . .        --         --      1,149        652

Loan principal repayments. . . . .    84,444     47,411     21,711     16,712
                                    --------    -------    -------    -------
Net increase in loans receivable,
 net . . . . . . . . . . . . . . .  $ 31,909    $14,957    $ 6,534    $ 4,738
                                    ========    =======    =======    =======

     Loan Commitments. The Bank issues commitments for loans and lines of credit conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At March 31, 1999, the Bank had loan commitments of $31.6 million. See Note 18 of Notes to Consolidated Financial Statements.

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modification, late payments and for miscellaneous service related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accredited and amortized in the same manner. The Bank recognized $248,000, $184,000 and $144,000 of deferred loan fees during the years ended March 31, 1999 and 1998 and the nine months ended March 31, 1997, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. Generally, the borrowers are allowed to pay up to the 15th day following the due date before the Bank initiates collection procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment.

Contacts are generally made 16 days after the due date. In most cases, delinquencies are cured promptly. If a delinquency continues, additional contact is made through a telephone call around the 20th day. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank will institute foreclosure or other proceedings after the 90th day of delinquency, as necessary, to minimize any potential loss.

     Loans are placed on nonaccrual status when the loan becomes contractually past due 90 days or more. Interest payments received on nonaccrual loans are applied to principal if collection of principal is doubtful or reflected as interest income on a cash basis. Loans may be reinstated to accrual status when current and collectibility of principal and interest is no longer doubtful.

     The Bank's Board of Directors is informed monthly of the status of all loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans at the dates indicated.

                                         At March 31,           At June 30,
                                   -----------------------     ------------
                                   1999     1998      1997     1996    1995
                                   ----     ----      ----     -----   ----
                                              (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
 Mortgage loans:
  One- to- four family . . . .     $ 133    $ 258    $ 167    $ 111    $  47
 Consumer loans. . . . . . . .         5       17       23       52       20
                                   -----    -----    -----    -----    -----
      Total. . . . . . . . . .       138      275      190      163       67

Accruing loans which are
 contractually past due 90 days
 or more . . . . . . . . . . .        --       --       --       --       --
                                   -----    -----    -----    -----    -----
      Total. . . . . . . . . .        --       --       --       --       --

Total of nonaccrual and 90 days
 past due loans. . . . . . . .       138      275      190      163       67

Foreclosed real estate . . . .        37       --       --       13       --

Other repossessed assets . . .        --      313       10       34       --
                                   -----    -----    -----    -----    -----
     Total nonperforming assets    $ 175    $ 588    $ 200    $ 210    $  67
                                   -----    -----    -----    -----    -----
Restructured loans . . . . . .     $   0    $   0    $  --    $  --    $  --
                                   =====    =====    =====    =====    =====
Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net. . .      0.07%    0.18%    0.14%    0.12%    0.05%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets . . . . . . .      0.04%    0.10%    0.09%    0.08%    0.03%

Nonperforming assets as a
 percentage of total assets. .      0.06%    0.22%    0.10%    0.10%    0.03%

Loans receivable, net. . . . .  $185,747 $153,838 $138,881 $132,347 $124,440

Total assets . . . . . . . . .  $313,473 $263,224 $204,213 $203,457 $205,400

     Interest income that would have been recorded for the year ended March 31, 1999 had nonaccruing loans been current in accordance with their original terms, and the amount of interest included in interest income on such loans for such periods was immaterial.

     Real Estate Acquired in Settlement of Loans. See Note 1 of Notes to Consolidated Financial Statements regarding the Bank's accounting for foreclosed real estate. At March 31, 1999, the Bank had $37,000 of foreclosed real estate.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank.

     The aggregate amounts of the Bank's classified and special mention assets, and of the Bank's general and specific loss allowances at the dates indicated, were as follows:

                                                   At March 31,
                                     -----------------------------------------
                                        1999           1998            1997
                                        ----           ----            ----
                                                  (In thousands)

Loss . . . . . . . . . . . . .       $     10       $     15         $    7
Doubtful . . . . . . . . . . .              7             --             22
Substandard assets . . . . . .            671            568            796
Special mention. . . . . . . .          8,438          1,501            838

General loss allowances. . . .          1,218            832            718
Specific loss allowances . . .             10             15              7

     At March 31, 1999, substandard assets consisted of 12 one- to- four family mortgage loans, three secured consumer loans, two unsecured consumer loans, nine VISA credit card accounts and one commercial loan.

     At March 31, 1999, special mention assets consisted of 30 one- to- four family mortgage loans, 15 secured consumer loans, two unsecured consumer loans, nine VISA credit card accounts, 12 agricultural loans, three agricultural real estate loans and 14 commercial loans.

     Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

     Allowances for losses on specific problem loans and real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgement of management, is impaired. In addition to specific reserves, the Bank also maintains general provisions for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the factors and trends underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statement. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance on loans and real estate owned. Generally, a provision for losses is charged against income quarterly to maintain the allowance for loan losses.

     At March 31, 1999, the Bank had an allowance for loan losses of $1.2 million, which management believes was adequate to absorb losses inherent in the portfolio at that date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                  Nine Months
                                 Year Ended         Ended         Year Ended
                                  March 31,        March 31,       June 30,
                                -------------    ------------    ------------
                                1999     1998    1997    1996    1996    1995
                                ----     ----    ----    ----    ----    ----
                                          (Dollars in thousands)

Allowance at beginning of
 period. . . . . . . . . . . . $  847    $725    $541    $455    $455    $403
                               ------    ----    ----    ----    ----    ----
Provision (credit) for loan
 losses. . . . . . . . . . . .    483     138     216      91     115      67
Recoveries:
 Mortgage loans:
  One- to- four family . . . .     --       4      --       9      12       5
 Consumer loans:
  Credit card. . . . . . . . .      9       4       4       1       1      --
  Other. . . . . . . . . . . .      4      25       3      --       1      --
                               ------    ----    ----    ----    ----    ----
   Total recoveries. . . . . .     13      33       7      10      14       5
                               ------    ----    ----    ----    ----    ----
Charge-offs:
 Mortgage loans:
  One- to- four family . . . .      4       5       5      --      --      --
 Consumer loans:
  Credit card. . . . . . . . .     82      36      26      25      41      --
  Automobile . . . . . . . . .     15       8      --      --      --      --
  Unsecured. . . . . . . . . .     --      --      --      --      --      --
  Other. . . . . . . . . . . .     14      --       8      --       2      20
                               ------    ----    ----    ----    ----    ----
   Total charge-offs . . . . .    115      49      39      25      43      20
                               ------    ----    ----    ----    ----    ----
   Net charge-offs . . . . . .    102      16     (32)    (15)    (29)    (15)
                               ------    ----    ----    ----    ----    ----
    Allowance at end of period $1,228    $847    $725    $531    $541    $455
                               ======    ====    ====    ====    ====    ====

Allowance for loan losses as
 a percentage of total loans
 outstanding at the end of the
 period. . . . . . . . . . . .   0.66%   0.55%   0.52%   0.41%   0.41%   0.37%

Net charge-offs as a percentage
 of average loans outstanding
 during the period . . . . . .   0.06%   0.01%   0.03%   0.02%   0.02%   0.01%

Allowance for loan losses as
 a percentage of nonperforming
 loans at end of period. . . . 889.86% 308.07% 381.58% 424.80% 331.90% 679.10%


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

                                                  At March 31,                         At June 30,
                                --------------------------------------------- ------------------------------
                                       1999           1998         1997           1996            1995
                                ---------------- ------------- -------------- -------------- ---------------
                                         Percent        Percent       Percent         Percent       Percent
                                         of             of            of              of            of
                                         Loans in       Loans in      Loans in        Loans in      Loans in
                                         Category       Category      Category        Category      Category
                                         to             to            to              to            to
                                         Total          Total         Total           Total         Total
                                Amount   Loans  Amount  Loans Amount  Loans   Amount  Loans Amount  Loans
                                ------   -----  ------  ----- ------  -----   ------  ----- ------  -----
                                                           (Dollars in thousands)
Mortgage loans:
 One- to- four
  family . . . . . . . . . . .  $  381   31.03%  $329   66.65%  $357  74.05%   $354   80.92%  $284   79.90%
Non-mortgage loans . . . . . .     265   21.58    236   20.29    173   16.84    174   18.06    162   19.08
Commercial business and
 real estate . . . . . . . . .     300   24.43    164    8.90    105    6.25     --      --     --      --
Agricultural loans . . . . . .     250   20.36     87    3.19     61    1.74     --      --     --      --
 Credit cards. . . . . . . . .      29    2.36     26     .55     24    0.60      9    0.58      5    0.56
 Loans secured by deposit
  accounts . . . . . . . . . .       3     .24      5     .42      5    0.52      4    0.44      4    0.46
   Total allowance              ------  ------   ----  ------   ----  ------   ----  ------   ----  ------
    for loan losses. . . . . .  $1,228  100.00%  $847  100.00%  $725  100.00%  $541  100.00%  $455  100.00%
                                ======  ======   ====  ======   ====  ======   ====  ======   ====  ======

                                                         18

Investment Activities

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like the Bank are also required to maintain an investment in FHLB stock. The Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in the Annual Report.

     The Bank purchases investment securities with excess liquidity arising when investable funds exceed loan demand. The Bank's investment securities purchases have generally been limited to U.S. Government and government agency securities with contractual maturities of between one and ten years and mortgage-backed and related securities issued by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") with maturities of up to 30 years. During the year ended March 31, 1999, the Bank began purchasing AAA rated municipal bonds of various local Oregon governmental units with maturities of from 10 to 19 years. Such municipal bonds totalled $8.8 million at March 31, 1999.

     At March 31, 1999, the Bank held securities classified as available-for-sale and held-to-maturity under SFAS 115. There were no trading securities at March 31, 1999. See Note 2 of Notes to Consolidated Financial Statements. Trading of investment securities is not part of the Bank's operating strategy.

     The Bank's investment policies generally limit investments to U.S. Government and government agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed and related securities and certain types of mutual funds. The Bank's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or non-investment grade corporate bonds. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits
and anticipated loan amortization and repayments).   The effect that the
proposed investment would have on the Bank's credit and interest rate risk and risk-based capital is also considered.

     At March 31, 1999, the Bank did not have any securities (other than U.S. government and agency securities) which had an aggregate book value in excess of 10% of the Bank's shareholders' equity at that date.

     The following table sets forth the amortized cost and fair value of the Bank's debt and mortgage-based and related securities, by accounting classification and by type of security, at the dates indicated.

                                               At March 31,
                        ------------------------------------------------------
                               1999               1998              1997
                        -----------------  ----------------- -----------------
                                  Percent            Percent           Percent
                        Carrying   of      Carrying   of     Carrying   of
                        Value(1)  Total    Value(1)  Total   Value(1)  Total
                        --------  -----    --------  -----   --------  -----
                                           (Dollars in thousands)
Held to Maturity:
  U.S. Government agency
   obligations . . . .  $     --      --%  $    --      --%  $    --      --%
  Mortgage-backed and
   related securities.     9,338    8.67    12,805   16.46    15,302   30.03
                        --------  ------   -------  ------   -------  ------
Total held to maturity
 securities. . . . . .     9,338    8.67    12,805   16.46    15,302   30.03

Available for Sale:
U.S. Government agency
 obligations . . . . .    37,965   35.26    37,175   47.78    15,857   31.12
Mortgage-backed and
 related securities. .    60,371   56.07    27,778   35.70    19,745   38.75
Other. . . . . . . . .        --      --        50     .06        50    0.10
  Total available for   --------  ------   -------  ------   -------  ------
   sale securities . .    98,336   91.33    65,003   83.54    35,652   69.97

Total. . . . . . . . .  $107,674  100.00%  $77,808  100.00%  $50,954  100.00%
                        ========  =======  =======  ======   =======  ======
---------------
(1) The market value of the Bank's investment portfolio amounted to $107.8 million, $78.2 million and $51.0 million at March 31, 1999, 1998 and 1997, respectively. At March 31, 1999, the market value of the principal components of the Bank's investment securities portfolio was as follows: U.S. Government securities, $38.0 million; mortgage-backed and related securities, $69.8 million.

     The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed and related securities in the Bank's investment securities portfolio at March 31, 1999.


                             Less Than         One to           Five to             Over Ten
                              One Year       Five Years        Ten Years             Years
                           --------------  --------------   ----------------   ----------------
                           Amount   Yield  Amount   Yield   Amount     Yield   Amount     Yield    Total
                           ------   -----  ------   -----   ------     -----   ------     -----    -----
                                                          (Dollars in thousands)
Held to Maturity:
 Mortgage-backed and related
  securities. . .  . . . . $ --      --%   $    --     --%   $    --     --%    $ 9,338    6.36%   $  9,338

Available for Sale:
 U.S. Government agency
  obligations. . . . . . .   --      --      5,043   6.75     19,233   6.33      13,689    5.34      37,965
 Mortgage-backed and
  related securities . . .   --      --        223   6.60          4   8.30      60,144    6.64      60,371
     Total available for   ----             ------           -------            -------            --------
      sale securities. . .   --      --      5,266            19,237             73,833              98,336

Total. . . . . . . . . . . $ --             $5,266           $19,237            $83,171            $107,674
                           ====             ======           =======            =======            ========

                                                         20

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Seattle may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Presently, the Bank has no other borrowing arrangements.

     Deposit Accounts. A substantial number of the Bank's depositors reside in Oregon. The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal difference being the minimum balance deposit, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit. The Bank has also begun to seek business checking accounts in connection with its community banking activities.

     The Bank believes it is competitive in the type of accounts and interest
rates it offers on its deposit products.   The Bank does not seek to pay the
highest deposit rates but a competitive rate. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB-Seattle lending programs, and the deposit growth rate the Bank is seeking to achieve.

     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to the Company as the sole stockholder of the Bank.

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at March 31, 1999.

Weighted
Average                                                             Percentage
Interest                                                    Minimum  of Total
Rate   Term         Category                      Amount    Balance  Deposits
----   ----         --------                      ------    -------  --------
                                                     (In thousands except
                                                        minimum balance)

N/A%   N/A          Non-interest-bearing          $ 11,594       10     5.81%
1.36   N/A          NOW accounts                    36,676       10    18.38
4.14   N/A          Money market accounts           30,486    1,000    15.27
2.35   N/A          Passbook savings accounts       21,083        5    10.56

       Certificates of Deposit
       -----------------------

5.61   3 to 5 years Fixed-term, fixed-rate         20,416     1,000    10.23
4.50   3 1/2 years  Fixed-term, fixed-rate            120     1,000      .05
4.05   91 day       Fixed-term, fixed-rate          2,412     1,000     1.21
4.72   182 day      Fixed-term, fixed-rate         12,107     1,000     6.07
5.00   1 year       Fixed-term, variable-rate      34,004     1,000    17.04
5.34   2 1/2 year   Fixed-term, variable-rate      10,706     1,000     5.36
5.31   5 year       Fixed-term, variable-rate         570     1,000      .29
4.46   18 month     Fixed-term, adjustable- rate    1,853         5      .93
5.07   20 month     Fixed-term, adjustable-rate     5,185     1,000     2.60
4.71   6 year       Fixed-term, adjustable-rate       643         0      .32
5.26   Varies       Various term, fixed-rate        2,530     1,000     1.27
5.51   Varies       Jumbo certificates              9,204   100,000     4.61
                                                 --------             ------
                      TOTAL                      $199,589             100.00%
                                                 ========             ======

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 1999. Jumbo certificates of deposit have principal balances of $100,000 or more and generally have negotiable interest rates.

                                         Certificates
Maturity Period                           of Deposits
---------------                           -----------
                                         (In thousands)

Three months or less . . . . . . .           $3,432
Over three through six months. . .            2,104
Over six through twelve months . .            1,533
Over twelve months . . . . . . . .            2,135
                                             ------
    Total. . . . . . . . . . . . .           $9,204
                                             ======


     Deposit Flow.  The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                                At March 31,
                      -------------------------------------------------------------------------------------
                                   1999                             1998                       1997
                      -----------------------------   --------------------------------  -------------------
                                  Percent                          Percent                          Percent
                                  of      Increase                 of        Increase               of
                      Amount      Total  (Decrease)   Amount       Total    (Decrease)  Amount      Total
                      ------      -----  ----------   ------       -----    ----------  ------      -----
                                                    (Dollars in thousands)

Non-interest-bearing $ 11,594      5.81%   $ 2,946    $  8,648      4.49%    $ 2,366    $  6,282      3.51%
NOW checking . . . .   36,676     18.38      3,311      33,365     17.31       6,104      27,261     15.22
Passbook savings
 accounts. . . . . .   21,083     10.56     (2,658)     23,741     12.32        (263)     24,004     13.40
Money market deposit   30,486     15.27      8,405      22,081     11.46       5,296      16,785      9.37
Fixed-rate certificates
 which mature:
  Within 1 year. . .   70,533     35.34     (1,746)     72,279     37.50      (5,161)     77,440     43.22
  After 1 year, but
   within 3 years .    24,734     12.39     (1,262)     25,996     13.49       6,738      19,258     10.75
  After 3 years, but
   within 5 years .     2,434      1.22     (2,147)      4,581      2.37      (2,071)      6,652      3.71
  Certificates maturing
   thereafter . . .     2,049      1.03          5       2,044      1.06         568       1,476      0.82
                     --------    ------     ------    --------    ------     -------    --------    ------
     Total. . . . .  $199,589    100.00%    $6,854    $192,735    100.00%    $13,577    $179,158    100.00%
                     ========    ======     ======    ========    ======     =======    ========    ======


     Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                                At March 31,
                                   ---------------------------------------
                                     1999           1998           1997
                                     ----           ----           ----
                                                (In thousands)

2.00 - 3.99% . . . . .             $    --       $    229        $    952
4.00 - 4.99% . . . . .              42,960         23,094          21,618
5.00 - 5.99% . . . . .              49,460         74,946          58,210
6.00 - 6.99% . . . . .               6,490          5,390          16,342
7.00% and over . . . .                 840          1,241           7,704
                                   -------       --------        --------
Total. . . . . . . . .             $99,750       $104,900        $104,826
                                   =======       ========        ========

     Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                                 Nine
                                                              Months Ended
                                      Year Ended March 31,      March 31,
                                     -----------------------    ---------
                                       1999          1998         1997
                                       ----          ----         ----
                                                (In thousands)

Beginning balance. . . . . . . .     $192,735      $179,158      $176,619
                                     --------      --------      --------
Net (withdrawals) deposits
  before interest credited . . .         (366)        5,964        (2,946)
Interest credited. . . . . . . .        7,221         7,613         5,485
                                     --------      --------      --------
Net increase (decrease)
  in deposits. . . . . . . . . .        6,855        13,577         2,539
                                     --------      --------      --------
Ending balance . . . . . . . . .     $199,589      $192,735      $179,158
                                     ========      ========      ========

     Borrowings. The Bank utilizes advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets. The Bank may increase the amount of its FHLB advances if loan demand exceeds deposit growth.

     Prior to December 1997, the Bank also used retail repurchase agreements due generally within one day as a source of funds, but discontinued their use in December 1997. See Note _ of Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                            At or For the
                                        At or For the      Nine Months Ended
                                     Year Ended March 31,       March 31,
                                     -------------------   -----------------
                                        1999       1998      1997      1996
                                        ----       ----      ----      ----
                                               (Dollars in thousands)

Maximum amount of borrowings outstanding
  at any month end:
 Securities sold under agreements
    to repurchase. . . . . . . . . .   $    --    $1,473    $1,459    $1,432
 FHLB advances . . . . . . . . . . .    50,250     8,000     2,850     9,100

Approximate average borrowings outstanding
  with respect to:
   Securities sold under agreements
    to repurchase. . . . . . . . . .        --       924     1,396     1,215
   FHLB advances . . . . . . . . . .    17,108     3,024       861     7,939

Approximate weighted average rate paid on:
 Securities sold under agreements
    to repurchase. . . . . . . . . .        --%     3.55%     3.50%     3.57%
 FHLB advances . . . . . . . . . . .      5.03      5.85      4.88      6.08

                                       REGULATION

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owner's Loan Act ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

     The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $3.2 million at March 31, 1999.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period.
The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%.

This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations, mortgage-backed securities and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. The FDIA requires each federal banking agency to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     The FDIA also provides that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

     At March 31, 1999, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1999, the Bank met the test and its QTL percentage was 96%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included as risk-weighted assets.

     The following table presents the Bank's regulatory capital compliance as of March 31, 1999.

                                                          Percent of
                                                        Adjusted Total
                                           Amount          Assets(1)
                                           ------          ---------
                                           (Dollars in thousands)

Tangible capital . . . . . . . . .         $50,288           16.1%
Minimum required tangible capital.           4,695            1.5%
                                           -------           ----
Excess . . . . . . . . . . . . . .         $45,593           14.6%
                                           =======           ====

Core capital . . . . . . . . . . .         $50,288           16.1%
Minimum required core capital(2) .          12,521            4.0%
                                           -------           ----
Excess . . . . . . . . . . . . . .         $37,767           12.1%
                                           =======           ====

Risk-based capital(3). . . . . . .         $51,516           33.1%
Minimum risk-based capital
 requirement . . . . . . . . . . .          12,455            8.0%
                                           -------           ----
Excess . . . . . . . . . . . . . .         $39,061           25.1%
                                           =======           ====
-------------------
(1) Based on adjusted total assets of $313.0 million for purposes of the tangible and core capital requirements, and risk-weighted assets of $155.6 million for purposes of the risk-based capital requirement.

(2) The current OTS core capital requirement for savings associations is 3% of total adjusted assets.
(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

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

     The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At March 31, 1999, the Bank's regulatory limit on loans to one borrower was $7.5 million. However, the Bank's current loans to one borrower limit as set by policy is generally $3.0 million. At March 31, 1999, the Bank's largest aggregate amount of loans to one borrower was $2.4 million, which was performing according to their original terms.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions. Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating as a result of its latest evaluation.

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

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Banks -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                  TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December

31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Bank's federal income tax returns have not been audited within the past five years.

State Taxation

     The Bank is subject to an Oregon corporate excise tax at a statutory rate of 6.6% of income. The Bank's state income tax returns have not been audited during the past five years.

Competition

     The Bank faces strong competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area. As of March 31, 1999, there were eight commercial banks and three other thrifts operating in the Bank's primary market area.

Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities

     The Bank has two subsidiaries, Pioneer Development Corporation ("PDC") and Pioneer Bank Investment Corporation ("PBIC"). PDC's primary interest is to purchase land sale contracts. PBIC's primary interest is to hold the Bank's non-conforming assets. At March 31, 1999, the Bank's equity investment in PDC and PBIC was $1.9 million and $210,000, respectively, including a loan to PBIC with an outstanding balance of $190,000.

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its subsidiaries did not exceed these limits at March 31, 1999.

Personnel

     As of March 31, 1999, the Bank had 113 full-time and 21 part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name               Age(1)  Position
----               ------  --------

Jerry F. Aldape    50      President and Chief Executive Officer

Zane F. Lockwood   44      Executive Vice President

--------------
(1) At March 31, 1999.

     Jerry F. Aldape has served as President and Chief Executive Officer of the Company and the Bank since March 1998, succeeding Dan L. Webber. He served as the Bank's Senior Vice President since 1994 and Corporate Secretary since 1997. Mr. Aldape served as Controller of Insight Distributing, Inc., Sandpoint, Idaho, from 1993 to 1994. Before 1994 he served as the Senior Vice President/Chief Financial Officer for United First Federal Bank, a Federal Bank, located in Boise, Idaho, for seven years. Mr. Aldape has over 25 years of business and banking experience.

     Zane F. Lockwood has served as the Bank's Executive Vice President since March of 1999 and Senior Vice President from March 1998 to March 1999. Prior to that time, he served as Senior Commercial Lender after joining the Bank in October 1997. Mr. Lockwood was employed by U.S. Bank for over 24 years in various capacities before joining the Bank. During his last ten years with U.S. Bank, he was a team leader in their Regional Business Loan Center located in Pendleton, Oregon. In that position he supervised the commercial and agricultural lending in Union, Baker, Wallowa, Grant and Malheur counties.
Mr. Lockwood was very involved in the communities he has resided in having held numerous board memberships, including president of the La Grande/Union County Chamber of Commerce.

Item 2.  Properties
-------------------

     The following table sets forth certain information regarding the Bank's offices at March 31, 1999, all of which are owned.

                                                          Approximate
Location              Year Opened       Square Footage    Deposits
--------              -----------       --------------    --------
                                                         (In thousands)
Main Office:

2055 First Street        1979               10,700        $ 60,782
Baker City, Oregon 97814

Branch Offices:

La Grande Branch         1975                6,758          45,374
1215 Adams Avenue
La Grande, Oregon 97850

Island City Branch       1997                4,200          14,050
3106 Island Avenue
La Grande, Oregon 97850

Ontario Branch           1960                3,700          28,687
225 SW Fourth Avenue
Ontario, Oregon 97914

John Day Branch          1973                2,420          12,942
150 West Main Street
John Day, Oregon 97845

Burns Branch             1975                3,968          16,315
77 W. Adams Street
Burns, Oregon  97720

Enterprise Branch        1976                3,360          21,439
205 West Main Street
Enterprise, Oregon  97828

    The Bank uses the services of an in-house data processing system. At March 31, 1999, the Bank had 13 proprietary automated teller machines, eight of which were located in existing branches. At March 31, 1999, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $7.8 million or 2.5% of total assets. See Note 6 of the Consolidated Financial Statements in the Annual Report.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

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

Item 6.  Selected Financial Data
--------------------------------

     The information contained under the section captioned "SELECTED CONSOLIDATED FINANCIAL DATA" on pages 9 and 10 of the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

     The information contained in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" beginning on page 11 of the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Market Risk and Asset and Liability Management" on pages 20 and 21 of the Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         (a)  Financial Statements
              Independent Auditors' Reports*
              Consolidated Balance Sheets as of March 31, 1999 and 1998* Consolidated Statements of Income for the Year Ended March 31,
                1999 and 1998 and the Nine Months Ended March 31, 1997*
              Consolidated Statements of Shareholder's Equity for the Year
                Ended March 31, 1999 and 1998 and the Nine Months Ended March 31, 1997*
              Consolidated Statements of Cash Flows for the Year Ended March
                31, 1999 and 1998 and the Nine Months Ended March 31, 1997*
              Notes to the Consolidated Financial Statements*

         * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

        (b)  Supplementary Data

     The information contained in Note 22 to the Consolidated Financial Statements included in the Annual Report is incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners

              Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement

         (b)  Security Ownership of Management

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information set forth under the section captioned "Proposal I - Election of Directors - Certain Transactions with the Bank" in the Proxy Statement is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

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

     (b)  Reports on Form 8-K

          No Form 8-Ks were filed during the year ended March 31, 1999.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OREGON TRAIL FINANCIAL CORP.


Date:  June 29, 1999            By: /s/ Jerry F. Aldape
                                    --------------------------------------
                                    Jerry F. Aldape
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                     TITLE                        DATE

/s/ Jerry F. Aldape       President, Chief Executive Officer   June 29, 1999
------------------------- and Director
Jerry F. Aldape           (Principal Executive Officer)

/s/ Nadine J. Johnson     Chief Financial Officer              June 29, 1999
------------------------- (Principal Financial Officer)
Nadine J. Johnson

/s/ Stephen R. Whittemore Chairman of the Board                June 29, 1999
-------------------------
Stephen R. Whittemore

/s/ John Gentry           Director                             June 29, 1999
-------------------------
John Gentry

/s/ Albert H. Durgan      Director                             June 29, 1999
-------------------------
Albert H. Durgan

/s/ Edward H. Elms        Director                             June 29, 1999
-------------------------
Edward H. Elms

/s/ John A. Lienkaemper   Director                             June 29, 1999
-------------------------
John A. Lienkaemper


/s/ Charles Rouse         Director                             June 29, 1999
-------------------------
Charles Rouse

                                 EXHIBIT 13

                     1999 Annual Report to Shareholders

                           1999 Annual Report







                  Oregon Trail Financial Corporation

[Picture]

                         Do business with a friend.

                             [LOGO] OREGON
                                     TRAIL
                                      FINANCIAL CORP.

Dear Shareholders:

  In 1998, we at Pioneer Bank enhanced our distinguished heritage of providing quality retail financial services. We continued our investment in technology, facilities, and human resources in order to position this company for our customer's needs, now and in the future.
  Our commitment to being the most responsive bank in a competitive marketplace compels us to have knowledgeable employees available to the customer with information and state-of-the-art technology. The philosophy of operating from core values of service to expand and further develop our business is the basis for our sustained growth and is initiated by the loyal, skilled and dedicated employees of the bank. I thank them for making it all possible.
  The Fall 1997 conversion to a publicly held stock organization provided the financial basis for expansion. Pioneer Bank's planned development of greater diversity of our product line is evident and the marketplace has responded. Earnings have risen to $3.2 million, which established another record level. Further growth will occur as opportunities arise and can be properly capitalized upon.
  We will continue to enjoy growth without sacrificing the quality of our established objectives, which makes Pioneer Bank pre-eminently the customer's bank.

Sincerely,

/s/ Stephen R. Whittemore

Stephen R. Whittemore
Chairman of the Board

Dear Shareholders:

  Reflecting back over our first full year as a publicly traded federal stock savings bank, I remain impressed with the significant strides we have accomplished in our business strategy. Our employees took great pride in providing exceptional customer service while broadening relationships with our existing customers and actively pursuing a new customer base. Our commitment to investing in new market areas, new products and the latest technology allows us to blend a highly technical approach with a high-touch concept in serving our customers.
  Our first year was marked with many important milestones. Mortgage lending grew by 14%, increasing by nearly $15.4 million. Our heightened focus in agricultural and business lending allowed us to grow these loans by 143% during the last year. Eight new automobile dealers joined our program helping to boost the portfolio of indirect dealer loans to $9.3 million.
  Banking customers in our market are becoming more discriminating and demanding of personalized services. Pioneer Bank prides itself on growing with our customers and accepting the challenge to meet every banking need of the communities we serve. As we add on-line banking to our list of products and services, we will truly become the region's full-service community bank.

Sincerely,

/s/ Jerry F. Aldape

Jerry F. Aldape
President/CEO

                               [Picture]
                 You're never too old to be a Pioneer.
                              Or too young.

[Picture on right hand side of page]

Board of Directors
(Standing left to right)
Charles H. Rouse
John Gentry
John A. Lienkaemper
Edward H. Elms

(Seated left to right)
Albert H. Durgan
Stephen R. Whittemore
Jerry F. Aldape

[Pictures on right hand side of page]

Stephen R. Whittemore
Chairman of the Board

Jerry F. Aldape
President/CEO

Zane F. Lockwood
Executive Vice President


Partners In Progress
     One word, progress, sums up the strategy and activities of Pioneer Bank in this first full year as a publicly traded bank: progress in financial growth, branch development and improvements, new products and services, and personnel development.
Building Relationships Branch By Branch
     With every new brick laid, every new teller window opened, Pioneer Bank continues to prove its commitment to personal customer service and convenience in each community it serves. A new branch building was opened in Harney County, between Burns and Hines, in October 1998, featuring more space for tellers and loan officers, a drive-up teller window and a 24-hour ATM, as well as more parking space. This bright, new state-of-the-art facility is clearly filling a community need with a growth in deposits at March 31, 1999 of 25% since the new branch opened.
     A comprehensive remodel of the John Day branch brought a new look to this town's main street. The branch now offers a 24-hour walk-up ATM, drive-up teller window and full service loan department. During the past year, this branch experienced mortgage lending growth of 17%.
     Renovations at the Enterprise branch are due for completion in early summer 1999. Located in the heart of downtown, the remodeled facility will improve service with more interior space, an improved drive-up teller window, and a 24-hour walk-up ATM. This project exemplifies Pioneer Bank's efforts to build strong customer relationships in this important community.

                              [Picture]

                           Together we're a team.

[Picture on right hand side of page]

Senior Management Team
(left to right)

MARV SUMNER
Senior Vice President
Deposit Sales/Service Manager

JERRY KINCAID
Senior Vice President
Commercial Lending Manager

NADINE JOHNSON
Senior Vice President
Chief Financial Officer

TOM BENNETT
Senior Vice President
Senior Credit Manager

HANK WINEGAR
Senior Vice President
Chief Operations Officer

     The La Grande branch remodel is also scheduled for completion in the summer of 1999. The branch will feature improved customer areas, increased drive-up teller window capacity, and a new office for the representative of Investment Centers of America. The Island City branch continues to grow with the addition of another senior commercial lender. The Ontario branch will also be remodeled to accommodate safe deposit boxes by late fall 1999.
     In Baker City, efforts will be two-fold. The branch will move to a newly remodeled building across the street from its current location. This move is scheduled for December 1999. The new location will also house the expanding lending center. The current Baker City location will be used for corporate offices.
Blazing A Trail To Vale
     Pioneer Bank chose Vale as its newest location, primarily due to the lack of a community bank presence. A temporary facility opened in May 1999 and a full-service branch building will be completed by September 1999.
Doing Business With A Friend
     Along with up-to-date facilities, Pioneer Bank has placed a major emphasis on efficient delivery of quality products and services to all types of customers.
     Responsive commercial lending is key to the future success of the region and Pioneer Bank. As this department continues to grow, Pioneer Bank

                                [Picture]

                        They believed in me. I believe in them.

[Map on right hand side of page of the States of Oregon, Washington and Idaho]

Harney - Harney County added the highest percentage of jobs in the state.

Grant - Sports Afield magazine's
Feb. 1999 issue named John Day one of the Top 50 recreation towns in America.

Union - A diversified business base has helped non-farm employment increase 12 of the last 13 years.

Wallowa - A surge in visitor spending and other factors led to a 33% increase in the number of businesses in the 1990s.

Baker - Baker County enjoys record high job counts and balanced growth between factory and service-type businesses.

Malheur - Non-farm job growth in the 1990s grew over 20%, the best of all Eastern Oregon counties.

reinforced its commitment to business and agricultural lending by adding staff with business and agricultural lending expertise.
     Mortgage loans will always be a strong foundation of Pioneer Bank's product line, showing consistent annual increases. With region-wide growth last year, Pioneer Bank was able to maintain its position as Eastern Oregon's top mortgage lender.
     Early in 1999, Image Statements were introduced to streamline operations and give customers an easier check filing system. Customers have responded to the change enthusiastically.
     Next for Pioneer Bank is on-line (Internet) banking for customers wanting the convenience of remote banking 24 hours a day. The website, www. pioneerbankfsb.com, is already operational. On-line banking is expected to begin in early summer 1999.
The New Pioneers
     Pioneer Bank's growing employee base also demonstrates important progress and commitment to personal customer service. Over 30 new jobs were created during the last year. Training has been emphasized for all employees to make them better resources for customers. It is people as staff and as customers who are the key to the future of Pioneer Bank.

FINANCIAL INDEX

Selected Consolidated
Financial and Other Data                    9

Management's Discussion and Analysis
of Financial Condition and Results of
Operations                                 11

Independent Auditors' Report               23

Consolidated Financial Statements          24

Notes to Consolidated
Financial Statements                       29

Oregon Trail Financial Corp. and Subsidiary
Selected Consolidated Financial and Other Data

Financial Condition Data            At March 31,              At June 30,
(in thousands)          -------------------------------  --------------------
                            1999       1998      1997       1996       1995

Total assets            $ 313,473  $ 263,224  $ 204,213  $ 203,457  $ 205,400
Loans receivable, net     185,747    153,838    138,881    132,347    124,440
Loans held-for-sale             -          -        428          -          -
Investment securities
 held to maturity           3,221      2,985      2,763      2,609     21,657
Investment securities
 available for sale        37,965     37,225     15,907     19,950      2,902
Mortgage-backed and
 related securities
 held for trading               -          -          -      2,569      3,786
Mortgage-backed and
 related securities
 available for sale        60,371     27,778     19,745     19,451          -
Mortgage-backed and
 related securities
 held to maturity           9,338     12,805     15,302     17,011     42,245
Cash and cash equivalents   6,276     20,311      4,975      3,416      4,844
Deposits                  199,589    192,734    179,158    176,619    172,569
Advances from Federal
 Home Loan Bank            50,250          -      2,231      4,082     12,161
Total shareholders'
 equity                    60,083     67,301     21,027     20,004     17,812
Shares outstanding          3,764      4,346        N/A        N/A        N/A

Operating Data
(in thousands except per share data)
                                      Year Ended              Nine Months Ended        Year Ended
                                       March 31,                  March 31,              June 30,
                          --------------------------------  --------------------  --------------------
                              1999       1998       1997       1997       1996       1996       1995
Interest income           $  20,582  $  18,511  $  16,082  $  12,030  $  11,960  $  16,012  $  14,807
Interest expense              8,064      7,824      7,475      5,553      6,134      8,057      7,083
                          ---------   --------  ---------  ---------  ----------  --------  ---------
Net interest income          12,518     10,687      8,607      6,477      5,826      7,955      7,724
Provision for loan losses       483        138        226        216         91        115         67
Net interest income after ---------   --------  ---------  ---------  ----------  --------  ---------
 provision for loan losses   12,035     10,549      8,381      6,261      5,735      7,840      7,657
Gains (losses) from sale
 of securities                    -          -        (51)         -         34         34          -
Noninterest income            1,098      1,046        828        661         563       677      1,141
Noninterest expenses (1)      8,182      6,533      6,454      5,074       3,647     5,009      5,027
                          ---------   --------  ---------  ---------  ----------  --------  ---------
Income before income taxes    4,951      5,062      2,704      1,848       2,685     3,542      3,771
Provision for income taxes    1,797      2,026      1,080        750       1,033     1,363      1,512
                          ---------   --------  ---------  ---------  ----------  --------  ---------
Net income                $   3,154   $  3,036  $   1,624  $   1,098  $    1,652  $  2,179  $   2,259
                          =========   ========  =========  =========  ==========  ========  =========
Basic earnings per
 share (2)                $    0.78   $   0.38        N/A        N/A         N/A       N/A        N/A
Weighted average common
 shares outstanding (2)       4,065      4,326        N/A        N/A         N/A       N/A        N/A
Diluted earnings per
 share                    $    0.76   $   0.38        N/A        N/A         N/A       N/A        N/A
Weighted average common
 dilutive shares              4,160      4,326        N/A        N/A         N/A       N/A        N/A

                                                         9

Selected Consolidated Financial and Other Data

Other Data
                                        At March 31,             At June 30,
                                --------------------------    ---------------
                                  1999      1998      1997      1996     1995
Number of:
Real estate loans outstanding    2,346     2,245     2,381     2,493    2,527
Deposit accounts                28,820    28,781    29,455    30,524   30,136
Full-service offices                 7         7         7         7        7


                             At or for the       At or for Nine
                              Year Ended          Months Ended   Year Ended
Selected Financial             March 31,           March 31,       June 30,
 Ratios                -----------------------   -------------   -------------
                         1999    1998    1997    1997    1996    1996    1995
Performance Ratios: (3)
Return on average
 assets (4)              1.14%   1.25%   0.80%   0.72%   1.06%   1.06%   1.12%
Return on average
 equity (5)              4.90    6.65    7.96    7.09   11.67   11.40   13.59
Interest rate spread (6) 3.85    3.73    3.89    3.90    3.45    3.56    3.61
Net interest margin (7)  4.70    4.60    4.37    4.40    3.87    3.97    3.94
Average interest-
 earning assets to
 average interest-
 bearing liabilities   128.10  125.92  112.74  113.20  110.33  110.64  109.27
Noninterest expense
 as a percent of
 average total assets    2.96    2.69    3.16    3.31    1.76    2.43    2.49
Efficiency ratio (8)    60.09   55.68   68.77   71.09   56.78   57.80   56.71
Dividend payout
 ratio (9)              28.95   13.16     N/A     N/A     N/A     N/A     N/A

Asset Quality Ratios:
Nonaccrual and 90
 days or more past
 due loans as a
 percent of total
 loans, net              0.07    0.18    0.14    0.14    0.10    0.12    0.05
Nonperforming assets
 as a percent of
 total assets            0.01    0.22    0.10    0.10    0.06    0.10    0.03
Allowance for losses
 as a percent of gross
 loans receivable        0.66    0.55    0.52    0.52    0.41    0.41    0.37
Allowance for losses
 as a percent of
 nonperforming loans   889.86  308.07  381.58  381.58  424.80  331.90  679.10
Net charge-offs to
 average outstanding
 loans                   0.06    0.01    0.02    0.03    0.02    0.02    0.01
Capital Ratios:
Total equity-to-
 assets ratio           19.17   25.57   10.30   10.30    8.68    9.83    8.67
Average equity to
 average assets (10)    23.27   18.82   10.01   10.14    9.11    9.26    8.25


(1) Includes FDIC SAIF assessment of $1.1 million during the nine months and year ended March 31, 1997.
(2) Weighted average shares outstanding for fiscal year 1998 included shares from conversion on October 3, 1997 to year end. Earnings per share include only earnings from date of conversion to year end.
(3) Annualized, where appropriate for the nine months ended March 31, 1997 and 1996.
(4)  Net earnings divided by average total assets.
(5)  Net earnings divided by average equity.
(6) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(7)  Net interest income as a percentage of average interest-earning assets.
(8) Other expenses divided by the sum of net interest income and other income. Efficiency ratio without FDIC SAIF assessment was 56.75% and 57.95% for the nine and twelve months ended March 31, 1997, respectively.
(9)  Dividends declared per share divided by net income per share.
(10) Average total equity divided by average total assets.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward Looking Statements
     Management's Discussion and Analysis and other portions of the report contain certain "forward-looking statements" concerning the expected future operations of Oregon Trail Financial Corp. (the "Company"). Management wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. "Forward-looking statements" are used to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General
     Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in this report.
     The Company, an Oregon Corporation, became the unitary savings and loan holding company of Pioneer Bank, a Federal Savings Bank (the "Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank (the "Conversion") on October 3, 1997. Accordingly, the Company is primarily engaged in the business of planning, directing and coordinating the business activities of the Bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank conducts business from its main office in Baker City, Oregon and its eight branch offices located in Eastern Oregon. On May 3, 1999, the Bank opened its eighth full service branch in Vale, Oregon. Management chose Vale as a new location primarily due to the lack of a community bank presence. Vale, with a population of 1,600, is the county seat for Malheur County, population of 29,200.
     The Bank operates as a community oriented financial institution devoted to serving the needs of its customers. The Bank's business consists primarily of attracting retail deposits from the general public and using those funds to originate one-to-four family residential and consumer loans in its primary market area. To a lesser but growing extent, the Bank also originates agricultural loans, commercial business loans and indirect automobile loans.
     The Bank's results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and Federal Home Loan Bank of Seattle ("FHLB") borrowings. The Bank's net income is also affected by, among other things, fee income, provisions for loan losses, operating expenses and income tax provisions. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

Comparision of Financial Condition at March 31, 1999 and March 31, 1998
     Total assets at March 31, 1999 amounted to $313.5 million compared to $263.2 million at March 31, 1998. The primary reason for the $50.3 million or 19.1% increase in total assets was a $31.9 million increase in net loans receivable and a $29.9 million increase in securities, partially offset by a $14.0 million decrease in cash and cash equivalents.

[Graph appears here]

Total Assets
IN THOUSANDS

FYE 96 - $203,457
FYE 97 - $204,213
FYE 98 - $263,224
FYE 99 - $313,473

[Graph appears here}

Total Loans
IN THOUSANDS

FYE 96 - $132,347
FYE 97 - $138,881
FYE 98 - $153,838
FYE 99 - $185,747

     Loans receivable, net, were $185.7 million at March 31, 1999 compared to $153.8 million at March 31, 1998, a 20.7% increase. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. In addition, the year ended March 31, 1999 saw a continuing trend in the growth of the consumer, commercial business, and agricultural loan portfolios as the Bank emphasized the origination of loans with shorter maturities for asset and liability management purposes. Total consumer loans increased 6.6% or $2.2 million from $33.1 million at March 31, 1998 to $35.3 million at fiscal year end 1999, primarily due to the purchase of $7.7 million of indirect dealer automobile loans. The indirect automobile dealer program has been very successful with eight dealers joining the program during fiscal 1999, increasing the total indirect portfolio to $9.3 million at March 31, 1999 with delinquencies of only .29% of total loans. Consumer loans other than indirect automobile loans decreased $2.1 million or 7.6% during the year as borrowers took advantage of lower fixed rate mortgage loan rates to refinance consumer debt. Commercial business loans increased $9.1 million or 151.7% from $6.0 million at March 31, 1998 to $15.1 million at March 31, 1999. Commercial real estate loans increased $2.8 million or 35.4% from $7.9 million to $10.7 million. The development of the agricultural loan portfolio including agricultural real estate loans continued with a 140.0% increase for the year from $5.0 million at March 31, 1998 to $12.0 million at March 31, 1999. Management continued its strategy of balancing the interest rate risk of a fixed rate portfolio of primarily long term real estate loans, with the fulfillment of local demand for shorter term agricultural, commercial business and indirect dealer automobile loans. There is greater credit risk associated with these types of loans than with traditional residential mortgage lending. As a result of the increased emphasis on other types of lending, mortgage loans on one-to-four family dwellings, although increasing by $8.4 million or 8.3% from $100.7 million at the prior year-end to $109.1 million at March 31, 1999, actually decreased as a percentage of total gross loans receivable from 64.6% at March 31, 1998 to 58.0% at March 31, 1999.
     Cash and cash equivalents were $6.3 million at March 31, 1999 compared to $20.3 million at March 31, 1998. The $14.0 million decrease was primarily due to the use of cash to fund lending and investment activities including stock repurchases.
     Available-for-sale securities were $98.3 million at March 31, 1999 compared to $65.0 million at March 31, 1998. This increase was primarily due to the purchase of approximately $20.5 million in U.S. government agency obligations, $39.5 million in U.S. government agency mortgage-backed and related securities and $8.8 million of AAA rated municipal bonds of various local Oregon governmental units. The purchases were partially offset by $23.2 million of U.S. government securities called by the issuer due to a lower interest rate environment and $2.0 million in maturities of the same type securities. Principal pay-downs amounted to $8.9 million on U.S. government agency mortgage-backed and related securities.

[Graph appears here]

Ag & Commercial Loans
IN THOUSANDS

FYE 96 - $7,866
FYE 97 - $11,300
FYE 98 - $18,852
FYE 99 - $37,775


     Held-to-maturity securities declined to $9.3 million at March 31, 1999 from $12.8 million at March 31, 1998 because of principal reductions on U.S. government agency mortgage-backed and related securities. Subsequent to March 31, 1999, effective April 1, 1999, in accordance with Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, all securities classified as held-to-maturity were reclassified to available-for-sale. The transfer was recorded as a direct increase to other comprehensive income of $111,000 (net of income tax of $69,000). See Note 1 to Consolidated Financial Statements.
     Premises and equipment, net, increased to $7.8 million at March 31, 1999 from $5.6 million at March 31, 1998 primarily as a result of the completion of the Burns branch office in October 1998 for a total cost of $797,000. In addition, construction in process totaled $676,000 at March 31, 1999 relating to several branch remodeling projects in process. The remaining increase was primarily due to the purchase of $450,000 of data processing equipment used in the centralization of the daily proof of deposit process whereby daily transactions are entered into the records.

[Graph appears here]

                      Deposits
                   IN THOUSANDS
          Core Deposits      Total Deposits

FYE 96 -    $71,274              $176,619
FYE 97 -    $74,332              $179,158
FYE 98 -    $87,834              $192,734
FYE 99 -    $99,839              $199,589

     Total deposits were $199.6 million at March 31, 1999, compared to $192.7 million at March 31, 1998. Management attributes the $6.9 million increase primarily to successful efforts to attract core deposits, i.e. savings passbook accounts and checking accounts, enhanced by the consolidation of larger banks in its marketplace and a commitment to personal customer service. As large national banks have consolidated and reduced staff at branches in the Bank's marketplace, many customers have demonstrated their preference for personalized customer service by moving their relationships to the Bank. The Bank has also been able to attract the core deposits of its new agricultural and commercial lending clients.
     The Bank had $50.3 million in outstanding advances from the FHLB compared to none at March 31, 1998. The increase in borrowings was used to fund net loan growth of $31.9 million as well as the net growth in the investment portfolio of $29.9 million.
     Total shareholders' equity decreased to $60.1 million at March 31, 1999
from   $67.3 million at March 31, 1998 primarily due to the repurchase of
636,205 shares of the Company's stock at an average price of $14.72 per share totaling $9.4 million. A portion of the stock repurchased, or 147,322 shares, was used to fund grants under the Company's Management Recognition and Development Plan (the "MRDP") which was approved by shareholders at the Company's annual meeting in August 1998. The remaining shares were either retired or will be used to fund the Company's Stock Option Plan which was also approved by shareholders at the Company's annual meeting. Cash dividends paid amounting to $916,000 also decreased total shareholders' equity. The decreases were partially offset by net income of $3.2 million, a $723,000 increase due to the release of the Employee Stock Ownership Plan (the "ESOP") shares and $189,000 due to the accrual of MRDP shares which vest ratably over a five to six year period.

Comparison of Operating Results for the Years Ended March 31, 1999 and 1998
     Net Income. Net income was $3.2 million for the year ended March 31, 1999 compared to $3.0 million for the year ended March 31, 1998. This 3.9% increase resulted primarily from an increase in net interest income of $1.8 million and a $52,000 increase in noninterest income partially offset by a $345,000 increase in the loan loss provision and a $1.6 million increase in noninterest expense.

[Graph appears here]

Net Interest Margin

FYE 96 - 3.97%
FYE 97 - 4.40%
FYE 98 - 4.60%
FYE 99 - 4.70%

     Net Interest Income. Net interest income increased 16.8% to $12.5 million for the year ended March 31, 1999 from $10.7 million for the year ended March 31, 1998. Interest income increased 11.4% to $20.6 million for the year ended March 31, 1999 compared to $18.5 million for the same period ended March 31, 1998. The increase was primarily due to increases in earning assets as loans outstanding increased $31.9 million and investments increased $29.9 million. Interest expense increased 3.8% from $7.8 million for the year ended March 31, 1998 to $8.1 million for the year ended March 31, 1999. The increase was relatively small as a result of a change in the mix of deposits used to fund interest-earning assets with core deposits increasing $12.0 million from the prior year. Such deposits have a lower interest cost than time deposits. The average cost of deposits decreased from 4.22% for the year ended March 31, 1998 to 4.00% for the year ended March 31, 1999, primarily as a result of a higher average balance of lower cost core deposits compared to higher cost time deposits. To date, the Bank has been able to maintain its deposit base without resorting to aggressive deposit pricing. The average rate paid on FHLB advances decreased from 5.85% for the year ended March 31, 1998 to 5.03% for the year ended March 31, 1999, as a result of the decline in short term interest rates. The interest rate spread decreased to 3.65% for the year ended March 31, 1999 from 3.73% for the year ended March 31, 1998. The decrease is attributed to a 31 basis point decrease in the yield on the Bank's loan portfolio and a 29 basis point decrease in the yield on the mortgage-backed securities portfolio, partially offset by the decrease in the cost of deposits.
     Provision for Loan Losses. The provisions for loan losses are charges to earnings to bring the total allowance for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. See
Note 1 to Consolidated Financial Statements.

     The provision for loan losses was $483,000 for the year ended March 31, 1999 compared to $138,000 for the same period in 1998. This increase was primarily attributable to the growth of the loan portfolio, particularly in agricultural, commercial business and consumer loans, which are inherently riskier than one-to-four family mortgage loans.
     Other Income. Other income was $1.1 million for the year ended March 31, 1999, compared to $1.0 million for the year ended March 31, 1998. This 10.0% increase resulted primarily from increased core deposit fees and fees related to lending activities.
     Other Expenses. Other expenses were $8.2 million for the year ended March 31, 1999 compared to $6.5 million for the year ended March 31, 1998.
The increase from the prior year was primarily due to an $884,000 increase in compensation and benefits expense. Increases in this area were due to an additional $252,000 of expense related to the ESOP (See Note 1 and Note 12 to Consolidated Financial Statements) when compared to the prior year. An increase of $189,000 was due to non-cash expense related to the MRDP. Total non-cash compensation expense related to stock based compensation and benefits amounted to $912,000 for the year. These expenses, when incurred, result in an increase in expense and in increase in paid-in-capital rather than a cash outlay. Additional increases in other expense related to increased compensation and benefits expense of $443,000 due to an increase in the number of employees and regular salary increases. Depreciation expense increased $93,000 due to additional buildings and other capital expenditures. Advertising expense increased $210,000 due to increased advertising on radio and in local newspapers and increased costs associated with shareholder communication. For the year ended March 31, 1999 compared to the year ended March 31, 1998, other expense fluctuations included a $67,000 increase in supplies, postage and telephone expense, primarily due to increased core deposits and upgrading of several telephone systems, as well as a general increase in business activities. Occupancy and equipment maintenance expense increased $76,000 due to the new branch building in Burns and the placement of additional ATM's in new locations, as well as general increases in janitorial and other expense levels. Other expenses increased $232,000 primarily due to increased staff training efforts and moving costs associated with new employees.
     Income Taxes. The provision for income taxes was $1.8 million for the year ended March 31, 1999 compared to $2.0 million for the year ended March 31, 1998 decreasing the effective tax rate from 40.0% for the prior year to 36.3% for the current year. The decrease in the effective tax rate was due to a $125,000 rebate received from the State of Oregon because the statutory rate paid on fiscal year end March 31, 1998 income was reduced from 6.6% to 3.3%. Legislative action to reduce the rate did not occur until well after March 31, 1998, and accordingly, the credit was taken in the year ended March 31, 1999. Tax expense was also reduced in the current year because of the tax-exempt interest earned on the $8.8 million of municipal bonds purchased.

Comparision of Operating Results for the Years Ended March 31, 1998 and 1997
     General. Subsequent to June 30, 1996, the Bank changed its fiscal year end from June 30 to March 31. To assist in the analysis of the results of operations for the year ended March 31, 1998, the results of operations for such period have been compared to the unaudited results of operations for the twelve months ended March 31, 1997, rather than the nine month fiscal year ended March 31, 1997. See "SELECTED CONSOLIDATED FINANCIAL INFORMATION" for summary numerical information regarding the results of operations for the twelve months ended March 31, 1997.
     Net Income. Net income was $3.0 million for the year ended March 31, 1998, compared to $1.6 million for the twelve months ended March 31, 1997. This 87.5% increase resulted primarily from an increase in net interest income of $2.1 million and a $218,000 increase in noninterest income partially offset by a $79,000 increase in noninterest expense. Noninterest expense would have increased $1.2 million except that the prior twelve month period included the legislatively mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF. Without this assessment, which amounted to $1.1 million ($707,000 after tax), net income would have been $2.3 million for the twelve months ended March 31, 1997.
     Net Interest Income. Net interest income increased 24.4% to $10.7 million for the year ended March 31, 1998 from $8.6 million for the twelve
months ended March 31, 1997.   The increase was primarily due to using the net
proceeds or $45.7 million from the mutual-to-stock conversion to fund a $14.9 million increase in loans outstanding as well as a $26.8 million net increase in the investment portfolio. Core deposits also increased by $13.5 million. Such deposits are at a lower interest cost than time deposits. Interest income increased 15.6% to $18.5 million for the twelve months ended March 31, 1998 compared to $16.0 million for the same period ended March 31, 1997. Interest expense increased only 4.0% from $7.5 million for the twelve months ended March 31, 1997 to $7.8 million for the twelve months ended March 31, 1998. The increase was relatively small due to a decrease in the volume of interest-bearing liabilities required to fund interest-earning assets as a result of the mutual-to-stock conversion net proceeds. The average cost of deposits decreased from 4.27% for the twelve months ended March 31, 1997 to 4.22% for the twelve months ended March 31, 1998, primarily as a result of a higher average balance of core deposits compared to higher interest costing time deposits. Through March 31, 1998, the Bank was able to maintain its deposit base without resorting to aggressive deposit pricing. The average rate paid on securities sold under agreements to repurchase increased from 3.43% for the twelve months ended March 31, 1997 to 3.68% for the year ended March 31, 1998. In December, 1997 the Bank discontinued the use of this product as a funding source. Customer balances were transferred to other deposit account products. The average rate paid on FHLB advances increased from 5.48% for the twelve months ended March 31, 1997 to 5.85% for the twelve months ended

March 31, 1998, as a result of the use of a higher rate term advance in the months just preceding the mutual to stock conversion. Interest rate spread decreased to 3.73% for the twelve months ended March 31, 1998 from 3.89% for the twelve months ended March 31, 1997. The decrease is attributed to a 10 basis point decrease in the yield on the Bank's loan portfolio, a 29 basis point decrease in the yield on the mortgage-backed securities portfolio and a higher volume of assets in the investment portfolio which has a lower yield than the loan portfolio.
     Provision for Loan Losses. The provision for loan losses was $138,000 for the year ended March 31, 1998 compared to $226,000 for the same period in 1997. During the 1997 period management deemed an increase in the provision for loan losses necessary in light of the increase in the relative level of estimated losses caused by the growth of the loan portfolio, particularly in agricultural, commercial business and consumer loans, which are inherently riskier than one-to-four family mortgage loans. Considering the same factors, management deemed the allowance for loan losses adequate at March 31, 1998.
     Other Income. Other income was $1.0 million for the year ended March 31, 1998, compared to $828,000 for the twelve months ended March 31, 1997. This 20.8% increase resulted primarily from an approximate $50,000 gain on sale on one of the La Grande Branches when operations were moved to the new Island City branch, as well as increased core deposit fees and fees related to lending activities.
     Other Expenses. Other expenses were $6.5 million for both the year ended March 31, 1998 and the twelve months ended March 31, 1997. The 1997 period included the FDIC special assessment on all SAIF-insured institutions to recapitalize the SAIF. The Bank's assessment amounted to $1.1 million, pre-tax, and was accrued at September 30, 1996. Prior to the SAIF recapitalization, the Bank's total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. See Note 16 to Consolidated Financial Statements. Without the special assessment other expenses would have been only $5.3 million for the twelve months ended March 31, 1997 compared to $6.5 million for the twelve months ended March 31, 1998, a $1.2 million or 22.6% increase. The increase from the prior twelve-month period was primarily due to a $1.1 million increase in compensation and benefits expense. The increases in this area were due to $471,000 of expense related to the ESOP (See Note 1 and Note 12 to Consolidated Financial Statements), as well as $559,000 of increased salaries. An increase of $200,000 of salary expense was due to the severance paid and/or accrued for Dan Webber, former President and Chief Executive Officer upon his resignation in March 1998. The remaining $359,000 was due to the addition of two loan personnel, an accounting professional and several staff support positions, as well as a general increase in salary levels particularly for customer service positions. A primary goal of the Bank is to recruit and retain a quality staff and during fiscal year 1998 management made an effort to increase salaries of certain positions to more nearly equate to those of the industry and the Bank's marketplace. The remaining increase of approximately $100,000 included increased Directors' fees due to the formation of the Holding Company, general increases in the cost of employee medical insurance and increased payroll taxes related to increased salary expense.
     For the year ended March 31, 1998 compared to the twelve months ended March 31, 1997, other expense fluctuations included a $132,000 increase in supplies, postage and telephone expense, primarily due to increased core deposits and upgrading of several telephone systems, as well as a general increase in business activities. Depreciation expense increased $46,000 due to the opening of the new Island City branch, as well as computer hardware and core software purchases. Occupancy and equipment maintenance expense increased $84,000 due to the placement of additional ATM's in new locations in an attempt to improve customer service and due to the opening of the Island City branch. These increases were partially offset by a $178,000 decrease in deposit insurance expense.
     Income Taxes. The provision for income taxes was $2.0 million for the twelve months ended March 31, 1998 compared to $1.1 million for the twelve months ended March 31, 1997 as a result of higher income before income taxes. The effective tax rate for the year ended March 31, 1998 increased from 39.9% in the prior year to 40.0%. The decrease was due to slight differences in the level of expenses which are not fully tax deductible.

Average Balances, Interest and Average Yields/Costs
     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances for the year ended March 31, 1999. For other years presented average balances are derived from monthly balances.
Management does not believe that the use of month-end balances instead of daily balances has caused any material inconsistencies in the information presented. Certain month-end balances were adjusted to approximate daily balances for the months of September 1997 through November 1997 due to the cash position and investment activity related to the $45.7 million of net proceeds from the stock conversion and the over subscription proceeds of $78.0 million.


Oregon Trail Financial Corp. and Subsidiary
Analysis of Net Interest Spread
(Dollars in thousands)


                                       Year Ended March 31, 1999             Year Ended March 31, 1998
                                   --------------------------------     ---------------------------------
                                   Average     Interest &    Yield/     Average      Interest &    Yield/
                                   Balance     Dividends      Cost      Balance      Dividends      Cost
                                   -------     ----------    ------     -------      ----------    ------
Interest-earning assets
Loans receivable, net (1)          $168,226    $ 14,072      8.36%      $146,043     $ 12,661      8.67%
Mortgage-backed securities           55,786       3,819      6.85%        38,251        2,733      7.14%
Investment securities                31,475       2,304      7.32%        35,171        2,345      6.67%
FHLB stock                            3,073         236      7.68%         2,855          222      7.78%
Federal funds sold and overnight
 interest-bearing deposits            7,607         151      1.99%         9,946          550      5.53%
                                   --------    --------                 --------     --------
  Total interest-earning assets     266,167      20,582      7.73%       232,266       18,511      7.97%
                                   --------    --------                 --------     --------
Non-interest-earning assets          10,557                               10,497
                                   --------                             --------
  Total assets                     $276,724                             $242,763
                                   ========                             ========
Interest-bearing liabilities
Passbook accounts                  $ 21,800    $    579      2.66%      $ 27,236    $     779      2.86%
Money market accounts                24,412         889      3.64%        18,972          687      3.62%
NOW accounts                         35,537         532      1.50%        30,516          519      1.70%
Certificates of deposit              98,533       5,203      5.28%       103,790        5,628      5.42%
                                   --------    --------                 --------     --------
  Total interest-bearing deposits   180,282       7,203      4.00%       180,514        7,613      4.22%
Securities sold under              --------    --------                 --------     --------
 agreements to repurchase                 -           -       N/A            924           34      3.68%
FHLB advances                        17,108         861      5.03%         3,024          177      5.85%
  Total interest-bearing           --------    --------                 --------     --------
   liabilities                      197,390       8,064      4.09%       184,462        7,824      4.24%
                                   --------    --------                 --------     --------
Non-interest-bearing
 liabilities                         14,938                               12,618
                                   --------                             --------
  Total liabilities                 212,328                              197,080
                                   --------                             --------
Shareholders' equity                 64,396                               45,683
                                   --------                             --------
  Total liabilities and
   shareholders' equity            $276,724                             $242,763
                                   ========                             ========

Net interest income                            $ 12,518                              $ 10,687
                                               ========                              ========

Interest rate spread                                         3.65%                                 3.73%

Net interest margin                                          4.70%                                 4.60%

Ratio of average interest-
 earning assets to average
 interest-bearing liabilities        134.84%                              125.92%

----------------------
(1) Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.

                                                         16

            Year Ended March 31, 1997    Nine Months Ended March 31, 1997   Nine Months Ended March 31, 1996
            -------------------------    --------------------------------   --------------------------------
            Average  Interest &  Yield/  Average     Interest &    Yield/   Average    Interest &    Yield/
            Balance  Dividends    Cost   Balance     Dividends      Cost    Balance    Dividends      Cost
            -------  ---------   ------  -------     ----------    ------   -------    ----------    ------
Interest-
 earning
 assets
Loans
 receivable,
 net (1)    $134,478 $ 11,788    8.77%   $135,768      $ 8,916     8.75%    $128,305    $  8,284     8.59%
Mortgage-
backed
 securi-
 ties         37,720    2,803    7.43%     36,942        2,058     7.42%      43,580       2,378     7.26%
Investment
 securities   17,833    1,194    6.70%     17,181          860     6.67%      20,788       1,122     7.18%
FHLB stock     2,646      203    7.67%      2,672          154     7.69%       2,477         135     7.25%
Federal funds
 sold and
 overnight
 interest-
 bearing
 deposits      4,222       94    2.23%      3,584           42     1.55%       5,078          43     1.12%
  Total     --------  -------            --------      -------              --------     -------
  interest-
  earning
  assets     196,899   16,082    8.17%    196,147       12,030     8.17%     200,228      11,962     7.95%
            --------  -------            --------      -------              --------     -------
Non-
 interest-
 earning
 assets        7,039                        7,161                              6,607
            --------                     --------                           --------
  Total
   assets   $203,938                     $203,308                           $206,835
            ========                     ========                           ========
Interest-
 bearing
 liabili-
 ties
Passbook
 accounts   $ 24,393  $   705    2.89%   $ 24,245      $   525     2.89%    $ 25,640     $   555     2.88%
Money market
 accounts     15,228      539    3.54%     15,195          404     3.54%      14,242         396     3.70%
NOW accounts  27,156      424    1.56%     27,102          318     1.56%      28,470         422     1.97%
Certificates
 of deposit  104,619    5,658    5.41%    104,480        4,238     5.40%     103,971       4,365     5.59%
            --------  -------            --------      -------              --------     -------
  Total
  interest-
  bearing
  deposits   171,396    7,325    4.27%    171,022        5,485     4.27%     172,323       5,738     4.43%
            --------  -------            --------      -------              --------     -------
Securities
 sold under
 agreements
 to re-
 purchase      1,399       48    3.43%      1,396           36     3.47%       1,215          33     3.58%
FHLB advances  1,860      102    5.48%        862           32     4.88%       7,939         363     6.08%
            --------  -------            --------      -------              --------     -------
  Total
  interest-
  bearing
  liabili-
  ties       174,655    7,475    4.28%    173,280        5,553     4.27%     181,477       6,133     4.50%
            --------  -------            --------      -------              --------     -------
Non-interest-
 bearing
 liabilities   8,872                        9,418                              6,522
            --------                     --------                           --------
  Total
  liabili-
  ties       183,527                      182,698                            187,999
            --------                     --------                           --------
Shareholders'
 equity       20,411                       20,610                             18,836
            --------                     --------                           --------
  Total
  liabili-
  ties and
  share-
  holders'
  equity    $203,938                     $203,308                           $206,835
            ========                     ========                           ========

Net interest
 income              $  8,607                         $  6,477                           $ 5,828
                     ========                         ========                           =======
Interest rate
 spread                          3.89%                             3.90%                             3.45%

Net interest
 margin                          4.37%                             4.40%                             3.87%

Ratio of
 average
 interest-
 earning
 assets to
 average
 interest-
 bearing
 liabilities  112.74%                      113.20%                            110.33%

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

                    Year Ended March 31, 1999     Year Ended March 31, 1998
                   Compared to Year Ended           Compared to Year Ended
                        March 31, 1998                  March 31, 1997
                    Increase (Decrease) Due to    Increase (Decrease) Due to
                  ----------------------------    --------------------------
Rate/Volume                       Rate/                          Rate/
 Analysis         Rate    Volume  Volume  Total  Rate  Volume   Volume  Total
(Dollars in       ----    ------  ------  -----  ----  ------   ------  -----
 Thousands)

Interest-earning
 assets:
 Loans receiv-
  able (1)       $ (453) $ 1,923 $ (59) $ 1,411 $(129) $ 1,014  $ (12) $  873
 Mortgage-backed
  and related
  securities       (111)   1,252   (56)   1,085  (107)      39     (2)    (70)
 Investment
  securities        229     (247)  (23)     (41)   (6)   1,162     (5)  1,151
 FHLB stock          (3)      17     -       14     3       16      -      19
 Federal funds
  sold and overnight
  interest-bearing
  deposits         (352)    (129)   83     (398)  139      128    189     456
  Total net change
   in income on   ------  ------- -----  -------  ------ ------- -----  ------
   interest-earning
   assets          (690)   2,816   (55)   2,071  (100)   2,359    170   2,429
                 ------  ------- -----  -------  ------ ------- -----  ------
Interest-bearing
 liabilities:
 Passbook accounts  (54)    (155)    9     (200)   (7)      82     (1)     74
 Money market
  accounts            4      197     1      202     12      134     3     149
 NOW accounts       (61)      85   (11)      13     38       52     5      95
 Certificate
  accounts         (145)    (285)    5     (425)    15      (45)    -     (30)
 Securities sold
  under agreements
  to repurchase     (34)     (34)   34      (34)     3      (16)   (1)    (14)
 FHLB advances      (25)     824  (115)     684      7       64     4      75
  Total net change
   in expense on ------  ------- -----  -------  ------ ------- -----  ------
   interest-bearing
   liabilities     (315)     632   (77)     240     68      271    10     349
                 ------  ------- -----  -------  ------ ------- -----  ------
Net change in net
 interest income $ (375) $ 2,184 $  22  $ 1,831 $ (168) $ 2,088 $ 160  $2,080
                 ======  ======= =====  ======= ======  ======= =====  ======

-----------------
(1) Does not include interest on loans 90 days or more past due. Includes loans originated for sale.

Year 2000 Issues
     The Year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to fail or to process financial and operational information incorrectly.
     The Bank established a committee in 1997 to address Year 2000 issues.
The committee consists of executive management and technical staff and reports to the Board of Directors on a monthly basis. The committee has conducted a comprehensive review of its computer systems and equipment to identify applications that could be affected by Year 2000 issues and has implemented a plan designed to ensure that all software used in connection with the Bank's business will function correctly with dates past 1999. In conducting their review, the committee used the Office of Thrift Supervision Year 2000 checklist and the Federal Financial Institutions Examination Council ("FFIEC") guideline s for Year 2000 project management. These guidelines identify the five steps for Year 2000 conversion programs.
     The first step is the Awareness Phase in which the Bank is to define the Year 2000 problem and establish a Year 2000 program team and overall strategy. The Bank as of March 31, 1998 completed this step. In the next phase, the Assessment Phase, the Bank is to assess the size and complexity of the problem and detail the magnitude of effort necessary to address Year 2000 issues, including hardware, software, networks, automated teller machines, etc. This step was approximately 96% complete by March 31, 1999.
     The third step or Renovation Phase includes hardware and software upgrades, system replacements, vendor certification and associated changes. Data processing for the Bank is done in-house primarily on an AS/400 IBM computer. In December 1997, the Bank converted to new core software from Jack Henry and Associates Inc., which was purchased at a cost of approximately $250,000. The software purchased is used to process all savings, loan and related general ledger transactions. The vendor has given assurance their software is Year 2000 compliant and that no problems will arise from the turn of the century. The Bank has joined a User Group, which began testing the Jack Henry system in September 1998. Testing was completed December 31, 1998 and the results were satisfactory. The Bank has also subscribed to a third party independent review of the User Group Testing. The Y2K committee has evaluated the third party review. In July 1998, the Bank upgraded its IBM AS/400 computer hardware and upgraded the operating system to OS400 V4R2MO, at a cost of approximately $84,500, both of which are Year 2000 compatible as represented by IBM. Century rollover testing has been done on the upgraded AS/400 with satisfactory results.
     In addition to the core software, the Bank uses various personal computer software products, the majority of which are already Year 2000 compliant. Others are being monitored and the Bank is proactively communicating with vendors to determine their course of action to become fully compliant. The Bank replaced all necessary computer hardware to become Year 2000 compliant. The total cost of hardware approximated $125,000. That cost combined with the cost of the new software brings the total cost of compliance to $375,000, which is very close to the Bank's initial estimate. With the final replacement of some personal computers and attendant software, the Bank is 98% complete with renovation.
     The next phase is the Validation/Testing Phase, which primarily includes the previously mentioned testing of the core Jack Henry software, as well as various other tests with vendors, including the Federal Reserve Fedline system and ATM processing. This phase is 85% complete as of March 31, 1999.
     The final phase, Implementation Phase, is in process. Systems successfully tested will be certified Year 2000 compliant. This phase is scheduled for completion by June 30, 1999. All personal computers and related software have been tested for Year 2000 compliance. As of March 31, 1999, all of the Bank's personal computers and software are Year 2000 compliant. The Bank's wide area network and various local area networks have also been upgraded, tested, and determined to be Year 2000 compliant. All mission critical data processing applications have been identified and are Year 2000 compliant. Third party vendors were sent questionnaires in 1998 regarding their preparation for Year 2000. Responses have been received and further updates will be requested in order to monitor vendors' status.
     In addition, contingency plans are being developed. The contingency plan will address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation. To assist customers in understanding Year 2000 issues and to inform them of the Bank's action to prepare, brochures regarding Year 2000 preparedness have been distributed to all customers. Another mailing is anticipated before the end of the calendar year.
     In addition to the Year 2000 preparations described above, the Bank has required that lending personnel ascertain loan customer awareness and intent to timely achieve Year 2000 compliance. The Bank's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues.
     The Bank believes that the Year 2000 issue will not pose significant operational problems and does not anticipate a material effect on its financial position or results of operations.

Market Risk and Asset and Liability Management
     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Bank's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Bank's business activities.
     The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest- rate sensitivity of the Bank's interest-earning assets by originating for its portfolio an increasing proportion of loans with interest rates subject to periodic adjustment to market conditions (including commercial business, agricultural and consumer loans). In addition, the Bank maintains an investment portfolio of U.S. government and government agency securities with contractual maturities of generally between one and ten years. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits and in particular core deposits (checking and passbook savings accounts), compared to brokered deposits, reduce the effects of interest rate risk management strategy. The Bank promotes transaction accounts and certificates of deposit with terms up to six years.
     The Bank's primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is performed for the Bank by the FHLB. The modeling process is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The interest rate sensitivity analysis performed by the FHLB for the Bank incorporates end of period rate, balance and maturity data compiled by the Bank's management using various levels of aggregation of that data.
     The following table is provided by the FHLB and sets forth the change in the Bank's net portfolio value ("NPV") at March 31, 1999, based on FHLB assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present values of net expected cash inflows from existing off-balance sheet contracts.

                                Estimated Change in
 Basis Point ("bp")             Net Portfolio Value
 Change in Rates               (Dollars in Thousands)

      400                     $(28,508)       (54.25)%
      300                      (21,145)       (40.24)
      200                      (13,725)       (26.12)
      100                       (6,409)       (12.20)
       -0-                          -0-           -0-
     (100)                       2,929          5.57
     (200)                       4,789          9.11
     (300)                       8,094         15.40
     (400)                      12,130         23.09

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 1999 would reduce the Bank's NPV by approximately $13.7 million, or 26.1%, at that date.
     Certain assumptions utilized by the FHLB in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

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

     The following table presents the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at March 31, 1999. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.
                                     One     After
                                     Year    Three
                                     to      to      Beyond
                    Average  Within  Three   Five    Five              Fair
                      Rate  One Year Years   Years   Years     Total   Value
(Dollars in Thousands)
Interest Sensitive
 Assets:
Loans receivable      7.92% $87,039 $37,050 $24,715 $36,943 $185,747 $189,930
Mortgage-backed
 securities           6.79%  21,953  14,134   9,842  23,780   69,709   69,889
Tax free municipal
 bonds                4.48%       -       -       -   8,691    8,691   8,691
Investments and
 other interest-
 earning assets       6.44%       -       -       -  29,274   29,274  29,274
FHLB stock            7.75%       -       -       -   3,221    3,221   3,221

INTEREST SENSITIVE
 LIABILITIES:
NOW checking          1.36%  11,206  12,990   6,365   6,115   36,676  36,676
Passbook savings      2.35%   6,324   7,527   3,688   3,544   21,083  21,083
Money market
 deposits             4.14%  23,774   6,166     388     158   30,486  30,486
Time certificates     5.15%  71,410  23,943   2,399   1,998   99,750  99,965

OFF-BALANCE SHEET
 ITEMS:
Commitments to
 extend credit        8.00%  14,816   6,307   4,207   6,289   31,619  31,619

LIQUIDITY AND CAPITAL RESOURCES
     The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, mortgage prepayments and maturing securities, cash flows and anticipated maturities of mortgage-backed bonds and agency securities are greatly influenced by general interest rates, economic conditions and competition.
     The Bank must maintain an adequate level of liquidity to ensure sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1999 cash and cash equivalents totaled $6.3 million, or 2.0% of totals assets. The Bank also maintained an uncommitted credit facility with the FHLB, which provided for immediately available advances up to an aggregate amount of $94.0 million, under which $50.3 million in advances were outstanding at March 31, 1999.
     Office of Thrift Supervision regulations require savings institutions to maintain an average balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at March 31, 1999 was 10.24%.
     The Bank's primary investing activity is the origination of one-to-four family mortgage loans within its primary market area. During the year ended March 31, 1999 and the year ended March 31, 1998 and the nine months ended March 31, 1997, the Bank originated $38.8 million, $21.8 million, $9.0 million of such loans, respectively. At March 31, 1999, the Bank had commitments to extend credit totaling $31.6 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 1999 totaled $70.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
     Office of Thrift Supervision regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 1999, the Bank complied with all regulatory capital requirements as of that date with tangible, core and total capital ratios of 16.1%, 16.1% and 33.1%, respectively. See Note 16 of the Consolidated Financial Statements.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Independent Auditors' Report

To the Board of Directors
Oregon Trail Financial Corp. and Subsidiary
Baker City, Oregon

     We have audited the accompanying consolidated balance sheets of Oregon Trail Financial Corp. and Subsidiary (the "Company", formerly known as Pioneer Bank, a Federal Savings Bank, prior to the October 3, 1997 conversion discussed in Note 11) as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended March 31, 1999 and 1998, and the nine-month period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oregon Trail Financial Corp. and Subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998, and the nine-month period ended March 31, 1997, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 7, 1999

Oregon Trail Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 1999 and 1998
(In thousands, except share data)

Assets                                                   1999          1998

Cash and due from banks                              $   1,756     $   1,644
Interest-bearing deposits                                4,520        18,667
                                                     ---------     ---------
  Total cash and cash equivalents                        6,276        20,311

Securities:
Investment securities available for sale, at fair
 value (amortized cost of $38,249 and $36,821)          37,965        37,225
Mortgage-backed and related securities available
 for sale, at fair value (amortized cost of $60,278
 and $26,745)                                           60,371        27,778
Mortgage-backed and related securities held
 to maturity, at amortized cost (fair value of
 $9,518 and $13,225)                                     9,338        12,805
Loans receivable, net of allowance for loan
 losses of $1,228 and $847                             185,747       153,838
Accrued interest receivable                              2,012         1,676
Premises and equipment, net                              7,825         5,582
Stock in Federal Home Loan Bank of Seattle, at cost      3,221         2,985
Real estate owned                                           37           313
Other assets                                               681           711
                                                     ---------     ---------
TOTAL ASSETS                                         $ 313,473     $ 263,224
                                                     =========     =========
Liabilities and shareholders' equity

LIABILITIES:
Deposits:
Interest-bearing                                     $  88,245     $  79,187
Noninterest-bearing                                     11,594         8,647
Time certificates                                       99,750       104,900
                                                     ---------     ---------
  Total deposits                                       199,589       192,734

Advances from Federal Home Loan Bank of Seattle         50,250             -
Accrued expenses and other liabilities                   2,399         1,259
Net deferred tax liability                                 455         1,141
Advances from borrowers for taxes and insurance            697           789
                                                     ---------     ---------
  Total liabilities                                    253,390       195,923
                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 1,000,000
  shares authorized; no shares issued or
  outstanding                                                -             -
 Common stock, $.01 par value; 8,000,000 shares
  authorized; March 31, 1999, 4,694,875 issued,
  3,763,564 outstanding; March 31, 1998, 4,694,875
 issued, 4,346,113 outstanding                              42            47
Additional paid-in capital                              38,357        45,885
Retained earnings (substantially restricted)            26,206        23,968
Unearned shares issued to the Employee Stock
 Ownership Plan                                         (2,951)       (3,488)
Unearned shares issued to the Management
 Recognition and Development Plan                       (1,453)            -
Accumulated other comprehensive income                    (118)          889
                                                     ---------     ---------
  Total shareholders' equity                            60,083        67,301
                                                     ---------     ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 313,473     $ 263,224
                                                     =========     =========
See Notes to Consolidated Financial Statements.

Oregon Trail Financial Corp. and Subsidiary
Consolidated Statements of Income
Years Ended March 31, 1999 and 1998 and the Nine Months Ended March 31, 1997 (In thousands, except share data)

                                              1999        1998         1997
INTEREST INCOME:
 Interest and fees on loans receivable    $  14,072    $  12,661    $  8,916
Securities:
 Mortgage-backed and related  securities      3,819        2,734       2,058
 U.S. government and government agencies
  and other                                   2,455        2,894         902
 Federal Home Loan Bank of Seattle
  dividends                                     236          222         154
                                          ---------    ---------    --------
  Total interest income                      20,582       18,511      12,030
                                          ---------    ---------    --------
INTEREST EXPENSE:
 Deposits                                     7,203        7,613       5,485
 Securities sold under agreements to
  repurchase                                      -           34          36
 FHLB of Seattle advances                       861          177          32
                                          ---------    ---------    --------
  Total interest expense                      8,064        7,824       5,553
                                          ---------    ---------    --------

Net interest income                          12,518       10,687       6,477
PROVISION FOR LOAN LOSSES                       483          138         216
Net interest income after provision for   ---------    ---------    --------
 loan losses                                 12,035       10,549       6,261
                                          ---------    ---------    --------
NONINTEREST INCOME:
 Service charges on deposit accounts            757          687         483
 Loan servicing fees                            294          244          50
 Other income                                    47          115         128
                                          ---------    ---------    --------
  Total noninterest income                    1,098        1,046         661
                                          ---------    ---------    --------
NONINTEREST EXPENSES:
 Employee compensation and benefits           4,862        3,978       2,168
 Supplies, postage, and telephone               579          512         285
 Depreciation                                   493          400         271
 Occupancy and equipment                        459          383         232
 Customer accounts                              292          274         187
 Advertising                                    442          232         173
 Professional fees                              295          213         126
 FDIC insurance premium                         120          133         209
 Special SAIF assessment                          -            -       1,146
 Other                                          640          408         277
                                          ---------    ---------    --------
  Total noninterest expenses                  8,182        6,533       5,074
                                          ---------    ---------    --------
 Income before income taxes                   4,951        5,062       1,848
PROVISION FOR INCOME TAXES                    1,797        2,026         750
                                          ---------    ---------    --------
NET INCOME                                $   3,154    $   3,036    $  1,098
                                          =========    =========    ========
 Basic earnings per share                 $    0.78    $    0.38         N/A
 Diluted earnings per share               $    0.76    $    0.38         N/A
 Weighted average common shares
  outstanding:
  Basic                                   4,065,423    4,326,066         N/A
  Diluted                                 4,159,540    4,326,066         N/A

See Notes to Consolidated Financial Statements.


Oregon Trail Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Years Ended March 31, 1999 and 1998 and the Nine Months Ended March 31, 1997
(In thousands, except share data)
                                                           Unearned   Unearned
                                                           Shares     Shares
                                                           Issued to  Issued to           Accumu-
                                                           Employee   Management          lated
                                                           Stock      Recogni-            Other
                                    Additional             Owner-     tion and  Compre-   Compre-
                    Common Stock     Paid-In   Retained    ship       Develop-  hensive   hensive
                 ------------------- Capital   Earnings    Trust      ment Plan Income    Income   Total
BALANCE, JULY 1,
 1996                     -  $    -  $      -  $  20,051   $      -   $      -            $  (47)  $ 20,004
Net income                -       -         -      1,098          -          -  $ 1,098        -      1,098
Unrealized loss on
 securities available
 for sale, net of tax     -       -         -          -          -          -      (75)     (75)       (75)
                                                                                -------
Comprehensive income      -       -         -          -          -          -  $ 1,023        -          -
                  ---------  ------  --------  ---------   --------   --------  =======   ------   --------
BALANCE, MARCH 31,
 1997                     -       -         -     21,149          -          -              (122)    21,027
Net income                -       -         -      3,036          -          -  $ 3,036        -      3,036
Cash dividends paid       -       -         -       (217)         -          -        -        -       (217)
Issuance of common
 stock, net       4,694,875      47    45,682          -          -          -        -        -     45,729
Unearned ESOP
 shares            (375,590)      -         -          -     (3,756)         -        -        -     (3,756)
Earned ESOP
 shares              26,828       -       203          -        268          -        -        -        471
Unrealized gain
 on securities
 available for
 sale, net of tax         -       -         -          -          -          -    1,011    1,011      1,011
                                                                                -------
Comprehensive income      -       -         -          -          -          -  $ 4,047        -          -
                  ---------  ------  --------  ---------   --------   --------  =======   ------   --------
BALANCE, MARCH 31,
 1998             4,346,113      47    45,885     23,968     (3,488)         -               889     67,301
Net income                -       -         -      3,154          -          -  $ 3,154        -      3,154
Cash dividends paid       -       -         -       (916)         -          -        -        -       (916)
Stock repurchased  (488,883)     (6)   (9,355)         -          -          -        -        -     (9,361)
Stock repurchased
 and issued to
 MRDP trust        (147,322)      1     1,641          -          -     (1,642)       -        -          -
Earned ESOP shares   53,656       -       186          -        537          -        -        -        723
Earned MRDP shares        -       -         -          -          -        189        -        -        189
Unrealized loss on
 securities available
 for sale, net of tax     -       -         -          -          -          -   (1,007)    (1,007)  (1,007)
                                                                                -------
Comprehensive income      -       -         -          -          -          -  $ 2,147        -          -
                  ---------  ------  --------  ---------   --------   --------  =======   ------   --------
BALANCE, MARCH 31,
 1999             3,763,564  $   42  $ 38,357  $  26,206   $ (2,951)  $ (1,453)           $ (118)  $ 60,083
                  =========  ======  ========  =========   ========   ========            ======   ========

See Notes to Consolidated Financial Statements.

                                                         26

Oregon Trail Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended March 31, 1999 and 1998 and the Nine
 Months Ended March3 1, 1997
(In thousands)
                                               1999         1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $   3,154    $   3,036   $   1,098
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation                                 493          400         271
   Compensation expense related to ESOP         723          471           -
   Compensation expense related to MRDP         189            -           -
   Amortization of deferred loan fees, net     (248)        (184)       (195)
   Provision for loan losses                    483          138         216
   Deferred income taxes                        (60)          41         (90)
   Amortization and accretion of premiums
    and discounts on investments and loans
    purchased                                  (319)        (126)        (22)
   Federal Home Loan Bank of Seattle
    dividends                                  (236)        (222)       (154)
  (Gain) loss on sale of real estate owned      (11)           -           1
  (Gain) loss on sale of premises and
    equipment                                     4          (48)         21
 Change in assets and liabilities:
  Trading securities                              -            -         181
  Loans held for sale                             -          428        (428)
  Accrued interest receivable                  (336)        (351)         11
  Other assets                                   30         (466)        149
  Accrued expenses and other liabilities      1,140          621         (54)
                                          ---------    ---------    --------
  Net cash provided by operating activities   5,006        3,738       1,005
                                          ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                         (108,660)     (56,591)    (27,257)
 Loan principal repayments                   84,090       47,175      21,285
 Loans purchased                             (7,693)      (5,777)       (572)
 Proceeds from maturity of securities
  available for sale                         25,223       77,427       5,000
 Principal repayments of securities
  available for sale                          8,916        2,986       2,053
 Purchase of securities available for sale  (68,781)    (108,049)    (1,000)
 Principal repayments of securities held
  to maturity                                 3,533        2,545      1,668
 Purchase of securities held to maturity          -          (33)         -
 Purchase of premises and equipment          (2,898)      (1,511)      (559)
 Proceeds from sale of premises and
  equipment                                     153          225          -
 Proceeds from sale of real estate owned        340            -         11
                                          ---------    ---------    --------
  Net cash provided by (used in) investing
   activities                               (65,777)     (41,603)       629
                                          ---------    ---------    --------
                                                                 (Continued)

Oregon Trail Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended March 31, 1999 and 1998 and the Nine
 Months Ended March 31, 1997
(In thousands)

                                                  1999       1998      1997

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deposits, net of withdrawals     $   6,855  $   13,577  $  2,539
 Decrease in securities sold under agreements
  to repurchase                                       -      (1,431)       (1)
 Change in advances from borrowers for
  taxes and insurance                               (92)         98      (762)
 Proceeds from Federal Home Loan Bank of
  Seattle advances                              127,950      41,600    21,850
 Repayment of Federal Home Loan Bank of
  Seattle advances                              (77,700)    (42,400)  (23,700)
 Proceeds from issuance of common stock,
  net of conversion expenses                          -     123,779         -

 Repayment of stock over subscription                 -     (78,050)        -

 Funding provided to ESOP for purchase of
   common stock                                       -      (3,756)        -
 Payment of cash dividend                          (916)       (217)        -
 Stock repurchase                                (9,361)          -         -
                                              ---------  ----------  --------
 Net cash provided by (used in) financing
  activities                                     46,736      53,200       (74)
                                              ---------  ----------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    (14,035)     15,335     1,560
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                          20,311       4,976     3,416
                                              ---------  ----------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $   6,276  $   20,311  $  4,976
                                              =========  ==========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
 Interest on deposits and other borrowings    $   7,823  $    7,769  $  5,616
 Income taxes                                     2,409       2,192       886
Noncash investing activities:
 Transfer of loans to foreclosed real estate         51         313        12
 Unrealized gain (loss) on securities
  available for sale, net of tax                  1,007       1,011       (76)
 Transfer of trading securities to
  available for sale securities, at fair value        -           -     2,387

See Notes to Consolidated Financial Statements.

Oregon Trail Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended March 31, 1999 and 1998 and the Nine Months Ended March 31, 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Oregon Trail Financial Corp. and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank"), collectively (the "Company"). Oregon Trail Financial Corp. became the holding company of the Bank upon conversion of the Bank from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings and loan association (Note 11). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. In 1997, the Company changed its fiscal year end from June 30 to March 31. As a result, the consolidated financial statements present the Company's operations for the years ended March 31, 1999 and 1998 and the nine months ended March 31, 1997.

     Nature of Operations - The Company is engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, and commercial loans, and to a lesser extent, agricultural loans to its customers in eastern Oregon.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions. These assumptions result in estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Company considers all cash on hand and due from banks, all interest-bearing deposits held at domestic banks, and investment securities with an original term to maturity of three months or less to be cash equivalents.

     Securities - The Company accounts for securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at March 31, 1999 and 1998. Securities not classified as trading, or as held to maturity, are classified as available for sale. Unrealized holding gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses net of tax are also included as a component of comprehensive income. Unrealized losses on securities resulting from an other than temporary decline in fair value are recognized in earnings when incurred. Realized and unrealized gains and losses are determined using the specific identification method.

     Federal Home Loan Bank Stock - The Company's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. At March 31, 1999, the Company's minimum investment requirement was approximately $2,513,000. The Company may request redemption at par value of any stock in excess of the amount the Company is required to hold. Stock redemptions are granted at the discretion of the FHLB.

     Loans Receivable - Loans are stated at unpaid principal less net deferred loan origination fees. Interest income on loans is recognized based on the principal and the stated interest rates and includes the amortization of net deferred loan origination fees based on the level yield method over the contractual life of the loans adjusted on a prospective basis for prepayments and delinquencies. Net deferred loan origination fees on loans held for sale are recognized in earnings when sold. Recognition of interest income is discontinued and accrued interest is reversed when a loan is placed on nonaccrual status. A loan is generally placed on nonaccrual status when the loan becomes contractually past due more than 90 days. Delinquent interest on loans past due 90 days or more is charged off or an allowance is established by a charge to income equal to all interest previously accrued. Interest payments received on nonaccrual loans are applied to principal if collection of principal is doubtful. Loans are removed from nonaccrual status only when the loan is deemed current and collectibility of principal and interest is no longer doubtful.

     Loans Held for Sale - To mitigate interest rate sensitivity, from time to time certain fixed rate loans are identified as held for sale in the secondary market. Accordingly, such loans are classified as held for sale in the consolidated balance sheets and are carried at the lower of aggregate cost or net realizable value. At March 31, 1999 and 1998, there were no loans held for sale.
     Allowance for Loan Losses - Allowances for losses on specific problem loans and real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgment of management, is impaired. In addition to specific reserves, the Company also maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is an estimate based upon factors and trends identified by management at the time financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond the Company's control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statements.
     The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. These statements address the disclosure requirements and allocations of the allowance for loan losses for certain impaired loans. A loan within the scope of these statements is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Smaller balance homogeneous loans, including single family residential and consumer loans, are excluded from the scope of this statement.
     When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, impairment is measured at current fair value of the collateral, reduced by estimated selling costs. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and premium or discount), loan impairment is recognized by establishing or adjusting an allocation of the allowance for loan losses. The Company generally considers these loans on a nonaccrual status to be impaired. SFAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected. At March 31, 1999 and 1998, respectively, the Company had no loans deemed to be impaired as defined by SFAS No. 114.

     Loan Servicing Fees - Fees earned for servicing loans for the Federal Home Loan Mortgage Corporation ("FHLMC") are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred. The Company stopped servicing loans for FHLMC as of December 31, 1997.

     Real Estate Owned - Real estate acquired through foreclosure is stated at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or estimated fair value at the time of foreclosure less estimated selling costs. Costs of development and improvement of property are capitalized, and holding costs and market adjustments are charged to expense as incurred.

     Premises and Equipment - Premises and Equipment are stated at cost less accumulated depreciation. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Major renewals and betterments are capitalized and repairs are expensed. Gains or losses from disposals of premises and equipment are reflected in other noninterest expenses.

     Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Employee Stock Ownership Plan - The Company sponsors an Employee Stock Ownership Plan ("ESOP"). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plans. Accordingly, the shares held by the ESOP are reported as unearned shares issued to the employee stock ownership plan in the balance sheet. As shares are committed to be released, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings per share calculations. The Company is allocating the shares ratably over a seven-year period beginning with the first allocation on December 31, 1997.

     Management Recognition and Development Plan - The Company sponsors a Management Recognition and Development Plan ("MRDP"). The MRDP is accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and a modification of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The plan authorizes the grant of common stock shares to certain officers and directors, which vest over a five to six year period in equal installments. The Company recognizes compensation expense based on the fair value of the common stock at the grant date, as granted shares become vested. Granted MRDP shares that have not yet vested are considered to be contingently issuable shares and are only included in diluted earnings per share. When the MRDP shares vest, they are included in basic earnings per share.

     Stock-Based Compensation - The Company accounts for stock compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value based method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of stock at grant date over the amount an employee must pay to acquire the stock. Stock options granted by the Company have no intrinsic value at the grant date and, under APB No. 25, there is no compensation expense to be recorded.
     SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The fair value approach measures compensation costs based on factors such as the term of the option, the market price at grant date, and the option exercise price, with expense recognized over the vesting period. See Note 15 for the pro forma effect on net income and earnings per share as if the fair value method had been used.

     Recently Issued/Adopted Accounting Pronouncements - Effective April 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, and presented all periods on a comparative basis. Other comprehensive income consists of the current increase or decrease in net unrealized investment gains and losses on securities available for sale, net of tax effects. Accumulated other comprehensive income represents the net unrealized gains and losses on securities available for sale.
     Effective April 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supercedes SFAS No. 14, Financial Reporting for Segments of Business Enterprises. The statement requires that public companies report financial and descriptive information about their operating segments. Operating segments within a company are determined based on a company's organizational structure and the way that a company manages its business for making operating decisions and assessing its performance. The Company has determined it does not have separate identifiable segments as defined by this statement.
     In February 1998, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The Company adopted this standard effective April 1, 1998 and has restated disclosures for earlier periods.
     Effective April 1, 1999, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and disclosure requirements for derivative instruments, including certain instruments embedded in other financial instruments, and for hedging activities. The Company does not have any derivative instruments that meet the scope of this statement. The statement also allows, on the date of initial application, an entity to transfer any held to maturity securities into the available for sale or trading categories. The Company transferred all held to maturity securities with a book value and fair value of $9,338,000 and $9,518,000, respectively, to its available for sale portfolio. The transfer was recorded as a direct increase to other comprehensive income of $111,000 (net of income tax of $69,000).

2. SECURITIES

     The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale and held to maturity at March 31, 1999 and 1998 are summarized as follows (in thousands):

                                                 Gross     Gross
                                                  Un-        Un-
March 31, 1999                       Amortized  realized  realized    Fair
                                        Cost     Gains     Losses     Value
Available for sale:
 U.S. government and government
  agency obligations:
  Maturing after one year through
   five years                        $   5,027   $  16    $   -     $  5,043
  Maturing after five years through
   ten years                            19,404      17     (188)      19,233
  Maturing after ten years              13,818      10     (139)      13,689
                                     ---------   -----    -----     --------
                                        38,249      43     (327)      37,965
 Mortgage-backed and related         ---------   -----    -----     --------
  securities:
  GNMA maturing after one year
   through five years                      221       2        -          223
  GNMA maturing after five years
   through ten years                         4       -        -            4
  GNMA maturing after ten years         22,840     490     (202)      23,128
  FHLMC maturing after ten years        18,757       3     (229)      18,531
  FNMA maturing after ten years         18,456     113      (84)      18,485
                                     ---------   -----    -----     --------
                                        60,278     608     (515)      60,371
                                     ---------  ------    -----     --------
    Total available for sale         $  98,527  $  651    $(842)    $ 98,336
                                     =========  ======    =====     ========
Held to maturity:
 Mortgage-backed and related securities:
  GNMA maturing after ten years      $   8,230  $   171    $   -     $  8,401
  FNMA maturing after ten years            839        1        -          840
  FHLMC maturing after ten years           269        8        -          277
                                     ---------  -------    -----     --------
    Total held to maturity           $   9,338  $   180    $   -     $  9,518
                                     =========  =======    =====     ========
March 31, 1998
Available for sale:
 U.S. government and government
  agency obligations:
  Maturing after one year through
   five years                        $  15,042  $    60    $ (24)    $ 15,078
  Maturing after five years through
   ten years                            21,779      374       (6)      22,147
                                     ---------  -------    -----     --------
                                        36,821      434      (30)      37,225
                                     ---------  -------    -----     --------
Mortgage-backed and related
 securities:
  GNMA maturing after one year
   through five years                      169        1        -          170
  FHLMC maturing after one year
   through five years                      127        5        -          132
  GNMA maturing after five years
   through ten years                       164        2        -          166
  GNMA maturing after ten years         15,717      903        -       16,620
  FHLMC maturing after ten years            62        4        -           66

  FNMA maturing after ten years         10,506      121       (3)      10,624
                                     ---------  -------    -----     --------
                                        26,745    1,036       (3)      27,778
                                     ---------  -------    -----     --------
    Total available for sale         $  63,566  $ 1,470    $ (33)    $ 65,003
                                     =========  =======    =====     ========
Held to maturity:
 Mortgage-backed and related
  securities:
  GNMA maturing after ten years      $  11,139  $   385    $   -     $ 11,524
  FNMA maturing after ten years          1,366       24        -        1,390
  FHLMC maturing after ten years           300       11        -          311
                                     ---------  -------    -----     --------
    Total held to maturity           $  12,805  $   420    $   -     $ 13,225
                                     =========  =======    =====     ========

     Expected maturities of mortgage-backed and related securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

     Investments and mortgage-backed and related securities totaling $33,815,000 and $41,003,000 were pledged against public funds and other deposits at March 31, 1999 and 1998, respectively.

3. LOANS RECEIVABLE

                                                             March 31,
Loans receivable are summarized as follows               1999        1998
 (in thousands):                                     -----------------------

Mortgage loans:
 One-to-four family                                  $  109,089   $  100,740
 Multi-family                                             2,810        1,194
 Commercial                                              10,657        7,905
 Agricultural                                             2,240          725
 Construction                                             2,825        1,617
 Land                                                       330          297
                                                     ----------   ----------
  Total mortgage loans                                  127,951      112,478
                                                     ----------   ----------
Consumer loans:
 Unsecured                                                2,836        2,047
 Home equity and second mortgage                         16,262       19,231
 Auto loans                                              11,843        5,719
 Credit card                                                949          854
 Loans secured by savings deposits                          416          648
 Other secured                                            2,985        4,623
                                                     ----------   ----------
  Total consumer loans                                   35,291       33,122
                                                     ----------   ----------
Commercial loans:
 Business                                                15,077        5,968
 Agricultural                                             9,781        4,254
                                                     ----------   ----------
  Total commercial loans                                 24,858       10,222
                                                     ----------   ----------
  Total loans                                           188,100      155,822
Less:
 Net deferred loan fees                                   1,125        1,035
 Undisbursed portion of loans in process                      -          102
 Allowance for loan losses                                1,228          847
                                                     ----------   ----------
  Total loans receivable, net                        $  185,747   $  153,838
                                                     ==========   ==========

The weighted average interest rate on loans at March 31, 1999 and 1998 were 7.92% and 8.31%, respectively.

The unpaid principal balance of loans serviced for the FHLMC, which is not included in the consolidated financial statements, was zero at March 31, 1999 and 1998, and $1,388,000 at March 31, 1997.

     Allowance for loan loss activity is summarized as follows for the years ended March 31, 1999 and 1998, and the nine months ended March 31, 1997 (in thousands):

                                                   1999     1998      1997

Balance, beginning of year                     $    847  $   725   $   541
Provision for loan losses                           483      138       216
Charge-offs                                        (115)     (49)      (39)
Recoveries                                           13       33         7
                                               --------  -------   -------
                                               $  1,228  $   847   $   725
                                               ========  =======   =======

     Nonaccrual loans were $138,000 and $275,000 at March 31, 1999 and 1998, respectively. Interest income that would have been recorded under the original terms of nonaccrual loans totaled $7,000 for the years ended March 31, 1999 and 1998, and $16,000 for the nine-month period ended March 31, 1997.

4. TRANSACTIONS WITH AFFILIATES

     Loans - Certain directors and executive officers of the Company are customers of, and have had transactions with, the Bank in the ordinary course of business, and the Bank expects to have similar transactions in the future.

     An analysis of activity with respect to loans receivable from directors and executive officers of the Company for the years ended March 31, 1999 and 1998, and the nine months ended March 31, 1997 is summarized as follows (in thousands):

                                  1999      1998       1997

Beginning balance              $   576    $  326     $  204
Additions                          928       491        133
Reductions                        (142)     (241)       (11)
                               -------    ------     ------
Ending balance                 $ 1,362    $  576     $  326
                               =======    ======     ======

     At March 31, 1999, all loans to directors and executive officers of the Company were current.

5. ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows (in thousands):

                                                          March 31,
                                                       1999      1998
                                                     -----------------

Loans receivable                                     $  1,086 $    870
Mortgage-backed and related securities                    391      223
U.S. government and government agencies                   535      583
                                                     -------- --------
                                                     $  2,012 $  1,676
                                                     ======== ========

6. PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows (in thousands):

                                                          March 31,
                                                       1999      1998
                                                     -----------------

Land                                                 $    836 $    876
Buildings and improvements                              5,633    4,524
Furniture, fixtures and equipment                       3,202    2,141
Construction in process                                   676      248
                                                     -------- --------

                                                       10,347    7,789
 Less accumulated depreciation                          2,722    2,407
                                                     -------- --------

                                                        7,625    5,382
Land held for development                                 200      200
                                                     -------- --------
                                                     $  7,825 $  5,582
                                                     ======== ========

7. DEPOSITS

     Savings deposits at March 31 are summarized as follows (dollars in thousands):

                                     1999                      1998
                          -------------------------- ------------------------
                          Weighted                   Weighted
                          Average                    Average
                          Interest                   Interest
                            Rate   Balance   Percent   Rate  Balance  Percent

Non-interest bearing           -%  $ 11,594    5.81%      -% $  8,647   4.49%
NOW checking                1.36     36,676   18.38    1.70    33,366  17.31
Passbook savings accounts   2.35     21,083   10.56    2.86    23,741  12.32
Money market deposit        4.14     30,486   15.27    3.62    22,080  11.46
Time certificates           5.15     99,750   49.98    5.38   104,900  54.42
                            ----   --------  ------    ----  -------- ------
                            3.70%  $199,589  100.00%   3.99% $192,734 100.00%
                            ====   ========  ======    ====  ======== ======

     At March 31, 1999, time certificate maturities are as follows (in thousands):

     Within one year                                             $    70,533
     One year to two years                                            18,932
     Two years to three years                                          5,802
     Three years to four years                                         1,238
     Four years to five years                                          1,196
     Thereafter                                                        2,049
                                                                 -----------
                                                                 $    99,750
                                                                 ===========

     The aggregate amount of time certificates with a minimum denomination of $100,000 was $20,021,000 and $18,244,000 at March 31, 1999 and 1998. Deposit
accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

     Interest expense on deposits is summarized as follows for the years ended March 31, 1999 and 1998, and the nine months ended March 31, 1997 (in thousands):

                                            1999       1998         1997

NOW checking                            $    532   $    519     $    318
Passbook savings accounts                    579        779          526
Money market deposit                         889        687          404
Time certificates                          5,203      5,628        4,237
                                        --------   --------     --------
                                        $  7,203   $  7,613     $  5,485
                                        ========   ========     ========

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands):

                                                    1999        1998

Average balance                                 $      -    $    924
Maximum month end balance                              -       1,473

Average interest rate at year end                    N/A         N/A

     The average balance is computed on a monthly average method. All agreements mature the following business day. The Company maintains control of the securities pledged as collateral. Effective December 1997, the Company discontinued transactions of this type.

9. FHLB BORROWINGS

     The Bank has entered into borrowing arrangements with the FHLB to borrow funds under a short-term cash management advance program and long-term loan agreements. All borrowings are secured by stock of, and cash deposits in, the FHLB. Additionally, mortgage loans receivable and securities issued, insured, or guaranteed by the U.S. Government or agencies thereof are pledged as security for the loans.

     At March 31, 1999, FHLB advances were scheduled to mature as follows (dollars in thousands):

                             Adjustable           Fixed
                             Rate Advances    Rate Advances   Total Advances
                             --------------   --------------  ----------------
                             Rate*   Amount   Rate*  Amount   Rate*   Amount

Due in less than one year    5.28%  $ 27,750  4.81%  $ 7,000  5.18%  $ 34,750
One to two years                -          -  4.88     3,000  4.88      3,000
Two to three years              -          -  4.93     5,000  4.93      5,000
Four to five years              -          -  5.24     7,500  5.24      7,500
                             ----   --------  ----   -------  ----   --------
                             5.28%  $ 27,750  4.99%  $22,500  5.15%  $ 50,250
                             ====   ========  ====   =======  ====   ========

* Weighted average interest rate

     The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended March 31, 1999 and 1998 (dollars in thousands):

                                                          1999         1998

Maximum outstanding at any month end                 $  50,250     $  8,000
Monthly average outstanding                             17,108        3,024
Weighted average interest rates:
  Annual                                                  5.03%        5.85%
  End of year                                             5.15%         N/A
Interest expense during the year                     $     861     $    177

10. INCOME TAXES

     A reconciliation of the tax provision based on statutory corporate tax rates and the provision shown in the accompanying consolidated statements of income for the years ended March 31, 1999 and 1998, and the nine months ended March 31, 1997 is summarized as follows (dollars in thousands):

                                     1999            1998           1997
                                --------------- --------------- --------------
                                Amount  Percent Amount  Percent Amount Percent

Federal income taxes at
 statutory rate                 $ 1,683  34.0%  $ 1,721  34.0%  $ 628   34.0%
State income taxes at statutory
 rate, net of related federal
 tax effect                         218   4.4       223   4.4      85    4.6
Other, net                         (104) (2.1)       82   1.6      37    2.0
                                -------  ----   -------  ----   -----   ----
                                $ 1,797  36.3%  $ 2,026  40.0%  $ 750   40.6%
                                =======  ====   =======  ====   =====   ====

     Provision (benefit) for income taxes for the years ended March 31, 1999 and 1998, and the nine months ended March 31, 1997 is summarized as follows (in thousands):

                                              1999        1998       1997
Current:
 Federal                                 $   1,538   $   1,643   $    694
 State                                         319         342        146
                                         ---------   ---------   --------
  Total current                              1,857       1,985        840
Deferred:                                ---------   ---------   --------
 Federal                                       (50)         34        (75)
 State                                         (10)          7        (15)
                                         ---------   ---------   --------
  Total deferred                               (60)         41        (90)
                                         ---------   ---------   --------
    Total provision for income taxes     $   1,797   $   2,026   $    750
                                         =========   =========   ========

     The components of net deferred income assets and liabilities at March 31, 1999 and 1998 are summarized as follows (in thousands):

                                                     1999           1998

Deferred tax assets:
  Deferred loan fees                             $    150       $    195
  Allowance for loan losses                           464            311
  Vacation accrual                                    118            103
  Unrealized losses on securities
   available for sale                                 123             49
  Other                                                65             23
                                                 --------       --------
     Total deferred tax assets                        920            681
                                                 --------       --------
Deferred tax liabilities:
  FHLB stock dividends                               (897)          (806)
  Accumulated depreciation                           (180)           (66)
  Unrealized gains on securities available
   for sale                                             -           (552)
  Tax bad debt reserve in excess of base-
   year reserve                                      (298)          (398)
                                                 --------       --------
     Total deferred tax liabilities                (1,375)        (1,822)
                                                 --------       --------
     Net deferred tax liability                  $   (455)      $ (1,141)
                                                 ========       ========

     For the fiscal year ended June 30, 1996 and years prior, the Company determined bad debt expense deducted from taxable income based on 8% of taxable income before such deduction or based on the experience method as provided by the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the experience method to record bad debt expense for the current period and prospectively, and must also recapture the excess reserve accumulated from use of the 8% method ratably over a six-taxable-year period for all years subsequent to 1987. The income tax provision from 1987 to 1996 included an amount for the tax effect of such reserves. At March 31, 1999, the Company had recaptured approximately $785,000 of bad debt deductions taken in prior periods. At March 31, 1999, remaining bad debt deductions to be recaptured approximated $778,000.

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

11. SHAREHOLDERS' EQUITY

     Oregon Trail Financial Corp. ("OTFC") was incorporated under Oregon law in June 1997 to acquire and hold all of the outstanding capital stock of the Bank, as part of the Bank's conversion from a federally-chartered mutual savings and loan association. In connection with the conversion, which was consummated on October 3, 1997, OTFC issued and sold 4,694,875 shares of common stock including the shares allocated to the ESOP (par value of $.01 per share) at a price of $10.00 per share for net total proceeds of $45,729,000 after conversion expenses of $1,220,000. OTFC retained one-half of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Bank. The net conversion proceeds of $45,729,000 were held in withdrawable accounts at the Bank at September 30, 1997. Since, among other things, all required regulatory approvals to consummate the conversion were received prior to September 30, 1997, the conversion has been accounted for as being effective as of September 30, 1997. The oversubscription proceeds of $78,050,000 were refunded, with accrued interest, on October 3, 1997.

     At the time of conversion, the Company established a liquidation account in an amount equal to its retained earnings as of March 31, 1997, the date of the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible withdrawable account holders who have maintained their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

     In August 1998, the Company received approval from the Office of Thrift Supervision ("OTS") to repurchase 9%, or 422,539, of its outstanding shares. The repurchase was completed by August 27, 1998. The shares were purchased at a weighted average price of $15.51. In October 1998, the Company received a non-objection response from the OTS to a request to repurchase an additional 5%, or 213,666, of its outstanding shares which was completed in February 1999. The shares were purchased at a weighted average price of $13.14. The repurchase programs resulted in a 636,205 reduction of shares outstanding and reduced equity by $9.4 million. The shares were used to fund the MRDP and the Employee Stock Option Plan. These plans were approved by shareholders in August 1998 and were implemented in October 1998.

12. EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     As part of the conversion discussed in Note 11, an ESOP was established for all employees. The ESOP borrowed $3,756,000 from OTFC and used the funds to purchase 375,590 shares of the common stock of OTFC issued in the conversion. The loan will be repaid by the Bank over a seven-year period. The loan had an outstanding balance of $3,123,000 and $3,552,000 at March 31, 1999 and 1998, respectively, at an interest rate of 8.5%. The shares included in the ESOP are held in a suspense account and released to participants quarterly over a seven-year period. Compensation expense is recognized to the extent of the fair value of shares committed to be released. The Company recorded compensation expense related to the ESOP of $723,000 and $471,000 during the years ended March 31, 1999 and 1998, respectively.

     ESOP share activity is summarized in the following table:

                                                              Committed to
                                               Unreleased     be Released
                                               ESOP Shares      Shares

Balance, April 1, 1997                                -               -
 Issuance October 3, 1997                       375,590               -
 1998 release                                   (26,828)         26,828
                                               --------          ------
Balance, March 31, 1998                         348,762          26,828
 1999 release                                   (53,656)         53,656
                                               --------          ------
Balance, March 31, 1999                         295,106          80,484
                                               ========          ======

13. MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN ("MRDP")

     In May 1998, the Board of Directors approved an MRDP for the benefit of officers and non-employee directors which authorizes the grant of 187,795 common stock shares. Shareholders approved the plan in August 1998. On October 8, 1998, 147,322 shares were granted to eligible participants covered under the plan at a share price of $11.15. Those eligible to receive benefits under the MRDP are determined by members of a committee appointed by the Board of Directors of the Company. MRDP awards vest ratably over a five- to six-year period beginning on October 8, 2000 (the first anniversary of the effective date of the MRDP) or upon the participant's death or disability. The Company recognizes compensation expense based on the fair value of the common stock on the grant date in accordance with the vesting schedule during the years in which the shares are payable. Compensation expense for the year ended March 31, 1999 was $189,000.

14. EARNINGS PER SHARE ("EPS")

     EPS is computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP Plan and stock options granted under the stock option plan. Shares held by the Company's ESOP that are committed for release are included in the basic and diluted EPS calculations. The following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations for the years ended March 31, 1999 and 1998. There are no resulting adjustments to net earnings:

                                                           1999        1998*
Weighted average common shares outstanding-basic        4,065,423   4,326,066
Effect of dilutive securities on number of shares:
  MRDP shares                                              70,635         N/A
  Stock options                                            23,482         N/A
                                                        ---------
Total dilutive securities                                  94,117         N/A
Weighted average common shares outstanding -
 assuming dilution                                      4,159,540   4,326,066

* Basic and diluted EPS for 1998 were computed based on net income since date of conversion (October 3, 1997) divided by the weighted average number of shares of common stock and common stock equivalents assumed to be outstanding for the period October 3, 1997 through March 31, 1998.

15. STOCK OPTION PLAN

     On May 26, 1998, the Board of Directors approved a stock option plan for officers, directors, and employees, which authorizes the granting of stock options. The maximum number of shares which may be issued under this plan is 469,488 with a maximum term of ten years for each option from the date of grant. The initial 356,500 stock options were granted on October 8, 1998 at the estimated fair value of the common stock on that date ($11.15), and at March 31, 1999 had a weighted average remaining contractual life of 9.5 years. All initial awards vest in equal installments over a five- to six-year period. Unvested options become immediately exercisable in the event of death or disability.

     Stock option activity is summarized as follows:

                                                          Weighted
                                                           Average
                                      Number of           Exercise
                                         Shares              Price

Outstanding, April 1, 1998                    -          $       -
  Granted                               356,500              11.15
  Exercised                                   -                  -
  Canceled                                    -                  -
                                        -------          ---------
Outstanding, March 31, 1999             356,500          $   11.15
                                        =======          =========

     Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1999. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

     The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions as of October 1998:

  Risk-free interest rate                       5.12%
  Expected dividend                             1.88%
  Expected lives, in years                       5.5
  Expected volatility                             50%

     The estimated weighted average grant-date fair value of options granted during fiscal year 1999 was $4.85 per share. Had compensation cost for these awards been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the year ended March 31, 1999 dollars in thousands):

  Net income:
     As reported                           $   3,154
     Pro forma                                 3,057
  Earnings per common share - basic:
     As reported                           $    0.78
     Pro forma                                  0.75
  Earnings per common share - diluted:
     As reported                           $    0.76
     Pro forma                                  0.73

16. REGULATORY MATTERS AND CAPITAL REQUIREMENTS

     Regulatory Capital - The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets, of Core I capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of March 31, 1999.

     As of March 31, 1999, the most recent notification from OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based,

Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events, since the notification, that management believes have changed the Bank's category. The Bank's actual and required capital amounts and ratios are presented in the table below (in thousands):

                                                           Categorized as
                                                         "Well Capitalized"
                                          For Capital       Under Prompt
                                            Adequacy        Corrective
As of March 31, 1999       Actual           Purposes     Action Provision
                       ---------------  ---------------  ----------------
                        Amount   Ratio   Amount   Ratio   Amount    Ratio
Total Capital
 (To risk weighted
   assets)             $ 51,516  33.1%  $ 12,455   8.0%  $ 15,569   10.0%
Tier I Capital
 (To risk weighted
   assets)             $ 50,288  32.3%       N/A   N/A   $  9,342    6.0%
Core Capital
 (To total assets)     $ 50,288  16.1%  $ 12,521   4.0%  $ 15,652    5.0%
Tangible Capital
 (To tangible assets)  $ 50,288  16.1%  $  4,695   1.5%       N/A    N/A

As of March 31, 1998

Total Capital
 (To risk weighted
   assets)             $ 47,768  37.5%  $ 10,180   8.0%  $ 12,725   10.0%
Tier I Capital
 (To risk weighted
   assets)             $ 46,921  36.9%       N/A   N/A   $  7,635    6.0%
Core Capital
 (To total assets)     $ 46,921  17.9%  $ 10,462   4.0%  $ 13,122    5.0%
Tangible Capital
 (To tangible assets)  $ 46,921  17.9%  $  3,923   1.5%       N/A    N/A

     The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at March 31, 1999 (in thousands):

  Equity                                        $   50,380
  Unrealized securities gains                          118
  Equity of non-includable subsidiaries               (210)
                                                ----------
  Tangible capital                                  50,288
  General valuation allowance                        1,228
                                                ----------
  Total capital                                 $   51,516
                                                ==========

     At periodic intervals, the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 1999, 1998, and 1997 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

     On September 30, 1996, the United States Congress passed and the President signed into law the omnibus appropriations package, including the Bank Insurance Fund/Savings Association Insurance Fund (BIF/SAIF) and Regulatory Burden Relief packages. Included in this legislation was a requirement for SAIF-insured institutions to recapitalize the SAIF insurance fund through a one-time special assessment to be paid within 60 days of the first of the month following enactment. As the Bank is insured by the SAIF, this assessment resulted in a pre-tax charge to other expenses for the nine-month period ended March 31, 1997 of $1,146,000 based on the March 31, 1995 SAIF deposit assessment base of $174,488,000.

17. EMPLOYEE BENEFIT PLAN

     The Company sponsors a contributory defined contribution plan pursuant to
Section 401(k) of the IRC covering substantially all employees. Under the plan, the Company made contributions limited to 3.33% for the current year and 6.67% in prior periods of participating employees' salaries. Contributions and plan administration expenses aggregated to $88,000, $92,000, and $95,000 for the years ended March 31, 1999 and 1998, and the nine months ended March 31, 1997, respectively.

18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     The Company is a party to certain financial instruments with off-balance sheet risk to meet the financing needs of customers. Commitments to extend credit were $31,619,000 and $23,023,000 at March 31, 1999 and 1998, respectively, which include fixed rate loan commitments of $1,414,000 and $1,821,000 at March 31, 1999 and 1998, respectively. The ranges of interest rates for these loan commitments are 6.0% to 14.75% and 7.0% to 15.25% at March 31, 1999 and 1998, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn up on, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness on an individual customer basis.

     The Bank originates residential real estate loans and, to a lesser extent, commercial, agriculture, and consumer loans. Greater than 75% of all loans in the Bank's portfolio are secured by properties located in communities of eastern Oregon.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

     A summary of carrying value and estimated fair value of financial instruments is summarized as follows (in thousands):

                                     March 31, 1999         March 31, 1998
                                 ---------------------  ---------------------
                                 Carrying               Carrying
                                    Value   Fair Value     Value   Fair Value
Financial assets:
 Cash and cash equivalents       $  6,276   $  6,276   $  20,311   $  20,311
 Securities                       107,674    107,854      77,808      78,228
 Loans receivable, net of
  allowance for loan losses       185,747    189,930     153,838     159,009
 FHLB stock                         3,221      3,221       2,985       2,985
Financial liabilities:
 Demand and savings deposits       99,839     99,839      87,835      87,835
 Time certificates of deposit      99,750     99,965     104,900     104,443
 FHLB advances                     50,250     50,250           -           -

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

     Financial Assets - The estimated fair value approximates the carrying value of cash and cash equivalents. For securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of FHLB stock approximates the carrying amount.

     Financial Liabilities - The estimated fair value of demand and savings deposits and FHLB advances approximates carrying amounts. The fair value of time certificates of deposit is estimated by discounting the future cash flows using current rates offered on similar instruments. The value of long-term relationships with depositors is not reflected.

     Off-Balance Sheet Financial Instruments - Commitments to extend credit represent all off-balance-sheet financial instruments. The fair value of these commitments is not significant. See Note 18 to the consolidated financial statements.

20. DIRECTORS' PENSION PLAN

     The Company established a directors emeritus plan (the "Plan") effective February 25, 1997. The purpose of the Plan is to reward and retain directors of experience and ability in key positions of responsibility by providing such directors with a benefit upon their retirement from the Board of Directors, as compensation for their past services to the Bank and as an incentive to perform such services in the future. The Plan is funded through current operations and no assets are specifically identified to fund future benefit payments. Following are disclosures related to the Plan (in thousands):

                                                   1999           1998
Change in benefit obligation:
  Benefit obligation, beginning of year         $   330        $   348
     Service cost                                     8              8
     Interest cost                                   23             23
     Benefits paid                                  (48)           (49)
                                                -------        -------
     Benefit obligation, end of year            $   313        $   330
                                                =======        =======
  Unrecognized prior service cost               $   304        $   326
                                                =======        =======
  Weighted average assumption - discount rate         7%             7%
                                                =======        =======
  Components of net periodic benefit cost:
     Service cost                               $     8        $     8
     Interest cost                                   23             23
     Amortization of prior service cost              22             22
                                                -------        -------
  Net periodic benefit cost                     $    53        $    53
                                                =======        =======
21. PARENT COMPANY FINANCIAL INFORMATION

     The Parent company financial information at March 31, 1999 and 1998 is as follows (in thousands):
                                                     1999          1998
Assets:
 Cash                                           $   6,198     $  15,371
 Investment in subsidiary                          28,224        24,891
 Other assets                                       3,502         3,900
                                                ---------     ---------
    Total                                       $  37,924     $  44,162
                                                =========     =========
Liabilities and Shareholders' Equity:
 Liabilities:
 Other liabilities                              $       -     $      27
 Shareholders' equity                              37,924        44,135
                                                ---------     ---------
   Total                                        $  37,924     $  44,162
                                                =========     =========

     The statements of income for the year ended March 31, 1999 and the period from October 3, 1997 (inception) to March 31, 1998 are as follows (in thousands):

                                                      1999           1998
Other income:
 Equity in undistributed income of subsidiary      $   3,239     $   1,987
 Interest on loan to ESOP                                288           154
                                                   ---------     ---------
    Subtotal                                           3,527         2,141

Other expense:
 Interest and other                                      426           282
 Income tax benefit                                      (53)          (49)
                                                   ---------     ---------
    Net income                                     $   3,154     $   1,908
                                                   =========     =========

     The statements of cash flows for the year ended March 31, 1999 and the period from October 3, 1997 (inception) to March 31, 1998 are as follows (in thousands):

                                                      1999           1998
Cash flows from operating activities:
 Net income                                        $   3,154     $   1,908
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Equity in undistributed income of subsidiary       (3,239)       (1,987)
   Compensation expense related to MRDP                  189             -
 Change in assets and liabilities:
   Other assets                                          398        (3,900)
   Other liabilities                                     (27)           76
   Income tax accrual                                      -           (49)
                                                   ---------     ---------
    Net cash provided by (used in)
     operating activities                                475        (3,952)
                                                   ---------     ---------
Cash flows from investing activities -
 Investment in subsidiary                                (94)      (22,904)
                                                   ---------     ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock                -        45,729
 Repurchase of common stock                           (9,361)            -
 Proceeds from stock oversubscription                      -        78,050
 Repayment of stock oversubscription                       -       (78,050)
 Payment of cash dividend                               (916)         (217)
 Funding provided to ESOP for purchase of
  common stock                                           723        (3,285)
                                                   ---------     ---------
    Net cash provided by (used in)
     financing activities                             (9,554)       42,227
                                                   ---------     ---------
Net increase (decrease) in cash                       (9,173)       15,371

Cash:
 Beginning of period                                  15,371             -
                                                   ---------     ---------
 End of period                                     $   6,198    $   15,371
                                                   =========    ==========

22. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     Year ended March 31, 1999 (in thousands, except share data):

                                June 30  September 30  December 31  March 31

Total interest income          $  4,786    $  4,923      $  5,540   $  5,332
Total interest expense            1,817       1,812         2,155      2,279
                               --------    --------      --------   --------
Net interest income               2,969       3,111         3,385      3,053
Provision for loan losses            86         111            82        205
Net interest income after      --------    --------      --------   --------
 provision                        2,883       3,000         3,303      2,848
Noninterest income                  238         245           301        313
Noninterest expense               1,794       1,871         2,037      2,479
                               --------    --------      --------   --------
Income before income taxes        1,327       1,374         1,567        682
Provision for income taxes          551         544           616         86
                               --------    --------      --------   --------
Net income                     $    776    $    830      $    951   $    596
                               ========    ========      ========   ========
Basic earnings per share       $   0.18    $   0.20      $   0.24   $   0.16
Diluted earnings per share     $   0.18    $   0.20      $   0.23   $   0.15

Year ended March 31, 1998 (in thousands, except share data):

                                June 30  September 30  December 31  March 31

Total interest income          $  4,113    $  4,556      $  5,037   $  4,805
Total interest expense            1,934       2,190         1,871      1,829
                               --------    --------      --------   --------
Net interest income               2,179       2,366         3,166      2,976
Provision for loan losses            31          43            46         18
Net interest income after      --------    --------      --------   --------
 provision                        2,148       2,323         3,120      2,958
Noninterest income                  275         251           245        275
Noninterest expense               1,359       1,402         1,737      2,035
                               --------    --------      --------   --------
Income before income taxes        1,064       1,172         1,628      1,198
Provision for income taxes          409         450           714        453
                               --------    --------      --------   --------
Net income                    $     655    $    722      $    914   $    745
                              =========    ========      ========   ========
Basic earnings per share            N/A         N/A      $   0.21   $   0.17
Diluted earnings per share          N/A         N/A      $   0.21   $   0.17

                               [Picture]

                               Since 1901

Corporate Information

Corporate Headquarters:
  2055 First Street
  PO Box 786
  Baker City, OR 97814
  541.523.6327

Subsidiaries
  Pioneer Bank, a FSB

Transfer Agent and Registrar
  Registrar &
  Transfer Company
  10 Commerce Drive
  Cranford, NJ 07016

Independent Public Accountants and Auditors
  Deloitte &
  Touche LLP
  3900 US
  Bancorp Tower
  111 S.W. Fifth Avenue
  Portland, OR 97204

Special Counsel
  Breyer &
  Associates, PC
  1100 New York Avenue N.W.
  Suite 700 East
  Washington, DC 20005-3934

Annual Meeting of Stockholders
  10:00 a.m., Tuesday, July 27, 1999
  Sunridge Inn
  One Sunridge Lane
  Baker City, OR 97814

Executive Officers
  Jerry F. Aldape, President and CEO
  Zane F. Lockwood, Executive Vice President

Investor Relations
  Jerry F. Aldape, President and CEO
  Nadine Johnson, Chief Financial Officer

Investor Information
A copy of the Form 10-k, including consolidated financial statements, as filed with the Securities and Exchange Commission, will be furnished without charge to stockholders as of the record date for voting at the annual meeting of stockholders upon written request to the Secretary, Oregon Trail Financial Corp., 2055 First Street, PO Box 786, Baker City, Oregon 97814.

Board of Directors
Stephen R. Whittemore
Chairman of the Board
Owner, BesTruss, Inc. and
Partner, Wallowa Lake Tram

John Gentry
President and General Manager,
Gentry Ford Sales, Inc.

John A. Lienkaemper
Consultant and U.S. Safety Coordinator,
The Loewen Group

Albert H. Durgan
Retired President, Pioneer Bank

Edward H. Elms
Owner, P&E
Distributing

Charles H. Rouse
Sears Authorized Dealer and Property Developer

Jerry F. Aldape
President and CEO,
Oregon Trail Financial Corp. and Pioneer Bank, FSB

Stock Listing
Oregon Trail Financial Corp. common stock is traded over-the-counter on the Nasdaq National Market under the symbol "OTFC." Stockholders of record at March 31, 1999 totaled 1,016. This total does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms. The following table shows the reported high and low sale prices of the Company's common stock and declared dividends for each quarter since the initial offering on October 3, 1997.

                       Sale Price
                     --------------   Dividends
                      High      Low   Declared
-----------------------------------------------
Fiscal 1999
First quarter        18       15 3/4     $0.05
Second quarter       16       11         $0.05
Third quarter        14 1/8   11         $0.06
Fourth quarter       13 1/4   12 1/16    $0.06

Fiscal 1998
Initial offering
 price               --       10          --
Third quarter        17 3/8   15 1/2      --
Fourth quarter       18 1/2   16        $0.05

Oregon
 Trail
 Financial Corporation

www.pioneerbankfsb.com

Administrative Offices
2055 First Street
Baker City, Oregon 97814
541.523.6327

Baker City Branch
2055 First Street
Baker City, Oregon 97814
541.523.5884

La Grande Branch
1215 Adams Avenue
La Grande, Oregon 97850
541.963.4126

Ontario Branch
225 S.W. Fourth Avenue
Ontario, Oregon 97914
541.889.3154

John Day Branch
150 W. Main Street
John Day, Oregon 97845
541.575.0257

Burns Branch
524 W. Monroe Street
Burns, Oregon 97720
541.573.2121

Enterprise Branch
205 W. Main Street
Enterprise, Oregon 97828
541.426.4529

Island City Branch
3106 Island Avenue
La Grande, Oregon 97850
541.963.2200

Vale Branch
150 Longfellow Street N.
Vale, Oregon 97918
541.473.3831

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


-------------------
(1) The operations of the Company's subsidiary are included in the Company's consolidated financial statements.
(2) Wholly-owned subsidiary of Pioneer Bank, A Federal Savings Bank.

                                 Exhibit 23

                      Consent of Deloitte & Touche LLP

                   [Letterhead of Deloitte & Touche LLP]



INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No. 333-67541 of Oregon Trail Financial Corp. on Form S-8, of our report dated May 7, 1999, appearing in the Annual Report on Form 10-K of Oregon Trail Financial Corp. for the year ended March 31, 1999.

/s/ Deloite & Touche LLP

DELOITTE  & TOUCHE LLP

Portland, Oregon
June 28, 1999