Form 10-Q
period 1999-06-30
OREGON TRAIL FINANCIAL CORP
filed 1999-08-09
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1999

                                 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934

                       Commission File Number:  0-26556

                         OREGON TRAIL FINANCIAL CORP.
           (Exact name of registrant as specified in its charter)

Oregon                                                    91-1829481
------------------------------------------------------------------------------
State or other jurisdiction of incorporation         (I.R.S. Employer or
                                                       organization)
                                                      Identification Number)

2055 First Street, Baker City, Oregon                            97814
-------------------------------------------            -----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (541) 523-6327
                                                       -----------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                       -----------------------

Securities registered pursuant to      Common Stock. Par value $.01 per share
 Section 12(g) of the Act:             --------------------------------------
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

As of July 31, 1999, there were issued and outstanding 3,566,679 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

                         OREGON TRAIL FINANCIAL CORP.

                               TABLE OF CONTENTS


Part I.   Financial Information

Item I.   Financial Statements (Unaudited)                             Page

          Consolidated Balance Sheets                                    2
          as of June 30, 1999 and March 31, 1999

          Consolidated Statements of Income; For the Three               3
          Months Ended June 30, 1999 and 1998

          Consolidated Statements of Shareholders' Equity
          (For the Three Months Ended June 30, 1999 and for
          the Year Ended March 31, 1999).                                4

          Consolidated Statements of Cash Flows (For the
          Three Months Ended June 30, 1999 and 1998)                   5 - 6

          Notes to Consolidated Financial Statements                   7 - 10

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11-17

Item III. Quantitative and Qualitative Disclosures about Market Risk     17


Part II.  Other Information

Item 1.   Legal Proceedings                                              18

Item 2.   Changes in Securities and Use of Proceeds                      18

Item 3.   Defaults Upon Senior Securities                                18

Item 4.   Submission of Matters to a Vote of Security Holders            18

Item 5.   Other Information                                              18

Item 6.   Exhibits and Reports on Form 8-K                               18

Signatures                                                               18

                     OREGON  TRAIL FINANCIAL CORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30,1999 and MARCH 3
                                  (UNAUDITED)
                       ($ in thousands except share data)
                                                      June 30,       March 31,
                                                        1999           1999
ASSETS                                                -------         ------
Cash and due from banks (including
  interest earning accounts of $5,520 and $4,520       $7,607         $6,276

Securities:
  Available for sale, at fair value (amortized cost:
    $115,405 and $98,527)                             112,698         98,336
  Held to maturity, at amortized cost (fair value:
    $0 and $9,518)                                          0          9,338
Loans receivable, net of allowance for loan
  losses of $1,324 and $1,228                         198,310        185,747
Accrued interest receivable                             2,221          2,012
Premises and equipment, net                             8,334          7,825
Stock in Federal Home Loan Bank of Seattle, at cost     3,280          3,221
Real estate owned                                          71             37
Other assets                                            1,214            681
                                                     --------       --------
TOTAL ASSETS                                         $333,735       $313,473
                                                     ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Interest-bearing                                    $96,966        $88,245
  Noninterest-bearing                                  13,150         11,594
  Time certificates                                   102,211         99,750
                                                     --------       --------
    Total deposits                                    212,327        199,589

Advances from Federal Home Loan Bank of Seattle        60,150         50,250
Accrued expenses and other liabilities                  3,316          2,854
Advances from borrowers for taxes and insurance         1,226            697
                                                     --------       --------
Total liabilities                                     277,019        253,390

SHAREHOLDERS' EQUITY
Preferred Stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding               0              0
Common stock - $.01 par value; 8,000,000 shares
 authorized June 30, 1999, 4,694,875 issued,
 3,586,378 outstanding; March 31, 1999, 4,694,875
 issued, 3,763,564 outstanding                             40             42
Additional paid-in capital                             35,907         38,357
Retained earnings (substantially restricted)           26,613         26,206
Unearned shares issued to the Employee Stock
 Ownership Plan                                        (2,817)        (2,951)
Unearned shares issued to the Management Recognition
 and Development Plan                                  (1,358)        (1,453)
Accumulated other comprehensive income (loss)          (1,669)          (118)
                                                     --------       --------
Total shareholders' equity                             56,716         60,083

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $333,735       $313,473
                                                     ========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

                      OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                        ($ in thousands except share data)

                                          3 Mos Ended    3 Mos Ended
                                            30-Jun-99      30-Jun-98
                                            ---------      ---------
INTEREST INCOME:
Interest and fees on loans receivable          $3,870         $3,314
Securities:
  Mortgage-backed and related securities        1,107            736
  U.S. government and government agencies         586            680
Federal Home Loan Bank of Seattle dividends        58             56
                                               ------         ------
Total interest income                           5,621          4,786

INTEREST EXPENSE:
Deposits                                        1,882          1,817
Federal Home Loan Bank of Seattle advances        641              0
                                               ------         ------
Total interest expense                          2,523          1,817

Net interest income                             3,098          2,969

PROVISION FOR LOAN LOSSES                          71             86
Net interest income after provision for        ------         ------
 loan losses                                    3,027          2,883

NONINTEREST INCOME:
Service charges on deposit accounts               242            154
Loan servicing fees                                88             81
Other Income                                       12              3
                                               ------         ------
Total noninterest income                          342            238

NONINTEREST EXPENSE:
Employee compensation and benefits              1,404          1,058
Supplies, postage, and telephone                  190            125
Depreciation                                      155            112
Occupancy and equipment                           131            101
FDIC insurance premium                             30             31
Customer accounts                                  73             74
Advertising                                       142             85
Professional fees                                  42             54
Other                                             176            154
                                               ------         ------
Total noninterest expense                       2,343          1,794

Income before income taxes                      1,026          1,327

PROVISION FOR INCOME TAXES                        388            551
                                               ------         ------
NET INCOME                                       $638           $776
                                               ======         ======
Basic Earnings per share                        $0.17          $0.18
Diluted Earnings per share                      $0.16          $0.18
Weighted average common shares outstanding:
  Basic                                     3,717,381      4,346,260
  Diluted                                   3,913,680      4,346,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (3)


                                       OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND THE YEAR ENDED MARCH 31, 1999
                                                        (UNAUDITED)
                                               ($ in thousands except share data)

                                                                     Unearned
                                                          Unearned   Shares
                                                          Shares     Issued to        Accumu-
                                                          Issued to  Manage-          lated
                                                          Employee   ment             Other
                                                          Stock      and      Compre- Compre-
                                     Additional           Owner-    Develop-  hensive hensive
                      Common Stock    Paid-In   Retained  ship       ment     Income  Income
                    Shares    Amount  Capital   Earnings  Trust      Plan     (Loss)  (Loss)    Total
                    ------    ------  -------   --------  -----      ----     ------  ------    -----
Balance, April 1,
 1998              4,346,113    47    45,885    23,968    (3,488)         0               889    67,301
Net income                                       3,154                        $3,154              3,154
Cash dividends
 paid                                             (916)                                            (916)
Stock repurchased   (488,883)   (6)   (9,355)                                                    (9,361)
Stock repurchased
 and issued to
 MRDP Trust         (147,322)    1     1,641                         (1,642)                          0
Earned ESOP shares    53,656             186                 537                                    723
Earned MRDP shares                                                      189                         189
Unrealized loss
 on securities
 available for
 sale, net of tax                                                             (1,007)  (1,007)   (1,007)
                                                                              ------
Comprehensive
 income                                                                       $2,147
                 ---------   ---     -------   -------   -------    -------   ======  -------   -------
Balance, March
 31, 1999        3,763,564    42      38,357    26,206    (2,951)    (1,453)             (118)   60,083
Net income                                         638                          $638                638
Cash dividends
 paid                                             (231)                                            (231)
Stock
 repurchased      (190,600)   (2)     (2,487)                                                    (2,489)
Earned ESOP
 shares             13,414                37                 134                                    171
Earned MRDP shares                                                       95                          95
Unrealized loss
 on securities
 available for
 sale, net of tax                                                             (1,551)  (1,551)   (1,551)
                                                                              ------
Comprehensive income                                                           ($913)
                 ---------   ---     -------   -------   -------    -------   ======  -------   -------
Balance, June
 30, 1999        3,586,378   $40     $35,907   $26,613   ($2,817)   ($1,358)          ($1,669)  $56,716
                 =========   ===     =======   =======   =======    =======           =======   =======

                                                         (4)

                   OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30,1999 AND 1998
                                 (UNAUDITED)
                               ($ in thousands)

                                                       30-Jun-99    30-Jun-98
CASH FLOWS FROM OPERATING ACTIVITIES                   ---------    ---------
Net income                                                  $638         $776
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                               155          112
  Compensation expense related to ESOP benefit               172          211
  Compensation expense related to MRDP benefit                95            0
  Amortization of deferred loan fees, net                    (92)         (26)
  Provision for loan losses                                   71           86
  Amortization/accretion of premiums/discounts
   on investments and loans purchased                         54          (39)
  Federal Home Loan Bank of Seattle dividends                (58)         (56)
Changes in assets and liabilities:
  Accrued interest receivable                               (209)        (147)
  Other assets                                               347           31
  Accrued expenses and other liabilities                     461          678
                                                          ------       ------
Net cash provided by operating activities                  1,634        1,626
                                                          ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                      (35,287)     (22,343)
  Loan principal repayments                               25,431       16,437
  Loans purchased                                         (2,709)      (1,572)
  Purchase of securities available for sale              (12,683)      (7,093)
  Proceeds from maturity of securities available for
   sale                                                    2,004        5,000
  Principal repayments of securities available for sale    3,110        1,054
  Principal repayments of securities held to maturity          0        1,261
  Proceeds from sales of real estate owned                    53          189
  Proceeds from sales of premises and equipment                6            0
  Purchases of premises and equipment                       (675)        (434)
                                                          ------       ------
Net cash used in investing activities                    (20,750)      (7,501)
                                                          ------       ------

                                       (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net of withdrawals               $12,738      ($8,550)
  Change in advances from borrowers for taxes and
   insurance                                                 529          527
  Proceeds from Federal Home Loan Bank of Seattle
   advances                                               57,600            0
  Repayment of Federal Home Loan Bank of Seattle
   advances                                              (47,700)           0
  Payment of cash dividend                                  (231)        (217)
  Stock repurchase                                        (2,489)           0
                                                          ------       ------
Net cash provided by (used in) financing activities       20,447       (8,240)
                                                          ------       ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,332      (14,115)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             6,276       20,311
                                                          ------       ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $7,607       $6,196
                                                          ======       ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings                 $2,373       $1,992
Income taxes                                                   0          441

Noncash investing activities:
Transfer of loans to foreclosed real estate                   71            0
Unrealized (loss) on securities available for sale,
 net of tax                                               (1,551)        (118)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (6)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp.'s (the "Company") financial condition as of June 30, 1999 and March 31, 1999, the results of operations for the three months ended June 30, 1999 and 1998 and the cash flows for the three months ended June 30, 1999 and 1998. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders filed as an exhibit to the Company's Form 10-K for the year ended March 31, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

2.  REORGANIZATION

On October 3, 1997, Pioneer Bank, A Federal Savings Bank, (the "Bank") completed a mutual-to-stock conversion. The Company sold 4,694,875 shares of common stock at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,681,982 of Paid in Capital. The Common Stock and Paid in Capital at June 30, 1999 are partially offset by the unissued ESOP shares and unissued Management Recognition and Development Plan ("MRDP") shares.

The Company purchased all of the stock of the Bank for one-half of the net investable proceeds of the offering. The retained earnings of the Company represent all prior earnings of the Bank as a mutual savings bank.

The primary business of the Company is overseeing the operations of the Bank. Accordingly, the information presented herein relates primarily to the Bank.

3.  COMPREHENSIVE INCOME (LOSS)

    Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income."
SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources.

                                       (7)

Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

For the three months ended June 30, 1999, the Company's total comprehensive loss was $913,000 compared to comprehensive income of $658,000 for the three months ended June 30, 1998. Total comprehensive income for the three months ended June 30, 1999 was comprised of net income of $638,000 and other comprehensive loss of $1.6 million, net of tax. Total comprehensive income for the three months ended June 30, 1998 was comprised of net income of $776,000 and other comprehensive loss of $118,000, net of tax.

4.  ALLOWANCE FOR LOAN LOSSES

Activity in allowance for loan losses is summarized as follows for the year ended March 31, 1999 and for the three months ended June 30, 1999:

                                 June 30, 1999         March 31, 1999
                                (in thousands)         (in thousands)
                              ------------------     ------------------
Balance, beginning of
period                             $ 1,228                $  847
Charge-offs                             (2)                 (115)
Recoveries                              27                    13
Provision for loan losses               71                   483
                                   -------                ------
Balance, end of period             $ 1,324                $1,228
                                   =======                ======

5.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 1999 consisted of twelve term advances varying in length from seven days to 51 months totaling $53.5 million and an overnight advance of $6.7 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at June 30, 1999:

Due in less than one year:
--------------------------

Amount         Range of Interest        Weighted Average
                     Rates                Interest Rate
--------------------------------------------------------
$44,650,000     4.62% - 5.90%                5.24%

                                       (8)

Due within one to five years:
-----------------------------

Amount         Range of Interest   Weighted Average
                    Rates            Interest Rate
---------------------------------------------------
$15,500,000     4.75% - 5.29%             5.07%


6.  SHAREHOLDERS' EQUITY

In May 1999, the Company received a non-objection response from the Office of Thrift Supervision ("OTS") to a request to repurchase 5% of its outstanding shares, or 210,299 shares. As of June 30, 1999, the Company had repurchased 190,600 shares under this program at an average price of $13.06. The repurchase resulted in a $1,906 reduction in common stock and a $2,487,000 reduction in paid-in-capital. Shares repurchased in this program have been retired.

7.  EARNINGS PER SHARE

Shares held by the Company's ESOP that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted Earning Per Share ("EPS"). Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                                      For the Three Months ended June 30,
                                            1999               1998
------------------------------------------------------------------------------
Weighted average common shares
outstanding - basic                      3,717,381          4,346,260
------------------------------------------------------------------------------
Effect of Dilutive Securities on
Number of Shares:
                     MRDP shares           147,322                  0
------------------------------------------------------------------------------
                   Stock Options            48,977                  0
------------------------------------------------------------------------------
Total Dilutive Securities                  196,299                  0
------------------------------------------------------------------------------
Weighted average common shares
outstanding - with dilution              3,913,680          4,346,260
------------------------------------------------------------------------------

8.  REGULATORY CAPITAL

The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at June 30, 1999 and March 31, 1999.

                                       (9)

As of June 30, 1999:
                                                              Categorized as
                                                            "Well Capitalized"
                            Actual          For Capital        Under Prompt
                       (In Thousands)         Adequacy          Corrective
                                              Purposes       Action Provision
                                           (In Thousands)     (In Thousands)
                     ------------------  ------------------  -----------------
                       Amount    Ratio     Amount    Ratio    Amount    Ratio
As of June 30, 1999:
 Total Capital:
 (To Risk Weighted
 Assets)             $ 52,288    30.8%   $ 13,541    8.0%   $ 16,926    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)               50,964    30.0       N/A      N/A      10,156     6.0
Tier I Capital:
 (To Tangible Assets)  50,964    15.2      13,383    4.0      16,729     5.0
Tangible Capital:
 (To Tangible Assets)  50,964    15.2       5,019    1.5       N/A       N/A

As of March 31, 1999
                                                              Categorized as
                                                            "Well Capitalized"
                            Actual          For Capital        Under Prompt
                       (In Thousands)         Adequacy          Corrective
                                              Purposes       Action Provision
                                           (In Thousands)     (In Thousands)
                     ------------------  ------------------  -----------------
                       Amount    Ratio     Amount    Ratio    Amount    Ratio
As of March 31, 1999:
 Total Capital:
 (To Risk Weighted
 Assets)             $ 51,516    33.1%   $ 12,455    8.0%   $ 15,569    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)               50,288    32.3       N/A      N/A       9,342     6.0
Tier I Capital:
 (To Tangible Assets)  50,288    16.1      12,521    4.0      15,652     5.0
Tangible Capital:
 (To Tangible Assets)  50,288    16.1       4,695    1.5       N/A       N/A


9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Effective April 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and disclosure requirements for derivative instruments, including certain instruments embedded in other financial instruments, and for hedging activities. The Company does not have any derivative instruments that meet the scope of this statement. The statement also allows, on the date of initial application, an entity to transfer any held to maturity securities into the available for sale or trading categories. The Company transferred all held to maturity securities with a book value and fair value of $9,338,000 and $9,518,000, respectively, to its available for sale portfolio. The transfer was recorded as a direct increase to other comprehensive income of $111,000 (net of income tax of $69,000).

                                       (10)

ITEM II.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

Oregon Trail Financial Corp. ("Company"), an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Pioneer Bank, a Federal Savings Bank ("Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At June 30, 1999, the Company had total assets of $333.7 million, total deposits of $212.3 million and shareholders' equity of $56.7 million. The Company is currently not engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

The Bank was organized in 1901. It is regulated by the OTS and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a member of the FHLB of Seattle, conducting its business through eight office facilities, with the headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney and Grant in Eastern Oregon. On May 3, 1999 the Company opened a branch in Vale, Oregon located in Malheur County to better serve the customers in that County.

As a traditional, community-oriented savings bank, the Company focuses on customer service within its principal market area. The Company's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one-to-four family real estate loans within its market area and, to a lesser extent, loans
                                       (11)
on commercial property and multi-family dwellings. At June 30, 1999, one to four family residential mortgage loans totaled $115.7 million, or 57.9% of total loans receivable. The Company began supplementing its traditional lending activities in 1996 with the development of commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. The Company has hired experienced commercial lending officers familiar with the its primary market area in an attempt to develop commercial business and agricultural lending and to expand the purchase of dealer-originated automobile contracts. As a result of these activities at June 30, 1999 the Company had agricultural loans of $15.5 million, commercial business loans of $11.2 million, commercial real estate loans of $17.4 million, and automobile loans of $14.0 million (including $10.9 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest- earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable based upon the Wall Street Journal prime rate or the current five year Treasury Note yield. Commercial (including both commercial real estate and commercial business) and agricultural loans outstanding totaled $27.9 million and $12.2 million, respectively at March 31, 1999 and increased to $28.6 million and $15.5 million respectively at June 30, 1999. The Company has also increased origination of shorter term consumer loans, increasing auto loans from $11.8 million at March 31, 1999 to $14.0 million at June 30, 1999.

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

YEAR 2000 READINESS

The Year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. As the century date occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to fail to process financial and operational information correctly.

The Bank established a committee in 1997 to address Year 2000 issues. The committee consists of executive management and technical staff and reports to the Board of Directors on a monthly basis. The committee has conducted a comprehensive review of its computer systems and equipment to identify applications that could be affected by Year 2000 issues and has implemented a plan designed to ensure that all software used in connection with the Bank's business will function correctly with dates past 1999. In conducting its review, the committee used the OTS Year 2000 checklist and the Federal Financial Institutions Examination Council ("FFIEC") guidelines for Year 2000 project management. These guidelines identify the five steps for Year 2000 conversion programs.
                                       (12)

The first step is the Awareness Phase in which the Bank defined the Year 2000 problem and established a Year 2000 program team and strategy. The Bank completed this step as of March 31, 1999. In the next phase, the Assessment Phase, the Bank assessed the size and complexity of the problem and detailed the magnitude of effort necessary to address Year 2000 issues, including hardware, software, networks, automated teller machines, etc. This step was completed on June 15, 1999.

The third step or Renovation Phase includes hardware and software upgrades, system replacements, vendor certification and associated changes. Data processing for the Bank is done in-house primarily on an AS/400 IBM computer. In December 1997, the Bank converted to new core software from Jack Henry and Associates Inc., which was purchased at a cost of approximately $250,000. The software purchased is used to process all savings, loan and related general ledger transactions. The vendor has given assurance their software is Year 2000 compliant and that no problems will arise from the turn of the century. The Bank has joined a User Group, which began testing the Jack Henry system in September 1998. Testing was completed December 31, 1998 and the committee has evaluated the third party review. In July 1998, the Bank upgraded its IBM AS/ 400 computer hardware and upgraded the operating system to OS400 V4R2MO, at a cost of approximately $84,500, both of which are Year 2000 compatible as represented by IBM. Century rollover testing has been done on the upgraded AS/400 with satisfactory results.

In addition to the core software, the Bank uses various personal computer software products, the majority of which are already Year 2000 compliant. Others are being monitored and the Bank is proactively communicating with vendors to determine their course of action to become fully compliant. The Bank replaced all necessary computer hardware to become Year 2000 compliant. The total cost of hardware approximated $125,000. That cost combined with the cost of the new software brings the total cost of compliance to $375,000, which is very close to the Bank's initial estimate. With the final replacement of some personal computers and attendant software in May 1999, the Bank completed the renovation.

The next phase is the Validation/Testing Phase, which primarily included the previously mentioned testing of the core Jack Henry software, as well as various other tests with vendors, including the Federal Reserve Fedline system and ATM processing. This phase is 100% complete as of June 30, 1999.

The final phase, the Implementation Phase, is in process. Systems successfully tested will be certified Year 2000 compliant. This phase was completed at June 30, 1999. All personal computers and related software have been tested for Year 2000 compliance. As of March 31, 2000, all of the Bank's mission critical personal computers and software were Year 2000 compliant.
The Bank's wide area network and various local area networks have also been upgraded, tested, and determined to be Year 2000 compliant. All mission critical data processing applications have been identified and are Year 2000 compliant. Third party vendors were sent questionnaires in 1998 regarding their preparation for Year 2000. Responses have been received and further updates will be requested in order to monitor vendors' status.

In addition, contingency plans have been developed. The contingency plan addresses actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation. To assist

                                       (13)
customers in understanding Year 2000 issues and to inform them of the Bank's action to prepare brochures regarding Year 2000 preparedness have been distributed have been distributed to all customers. Another mailing is anticipated before the end of the calendar year. The contingency plan is now in the implementation phase. This phase is planned to be completed by September 30, 1999.

In addition to the Year 2000 preparations described above, the Bank has required that its lending personnel ascertain loan customer awareness and intent to timely achieve Year 2000 compliance. The Bank's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues.

The Bank believes that the Year 2000 issue will not pose significant operational problems and does not anticipate a material effect on its financial position or results of operations.

Changes in Financial Condition

At June 30, 1999, the consolidated assets of the Company totaled $333.7 million, an increase of $20.3 million, or 6.5%, from $313.5 million at March 31, 1999. The primary reason for the increase was a $12.6 million increase in net loans receivable and a $5.0 million increase in securities. The increase in assets was funded by a $12.7 million increase in deposits and a $9.9 million increase in FHLB borrowings.

Net loans receivable increased by $12.6 million, or 6.8%, to $198.3 million at June 30, 1999 compared to $185.7 million at March 31, 1999. The increase was primarily the result of continued new loan demand for all types of loans exceeding loan repayments.

Nonperforming assets, consisting of non-accruing loans, real estate owned and other repossessed assets, increased $17,000 from $175,000 at March 31, 1999 to $192,000 at June 30, 1999, primarily due to an increase of $34,000 in Real Estate Owned from $37,000 at March 31, 1999 to $71,000 at June 30, 1999. Nonperforming assets were .06% of total assets both at June 30, 1999 and at March 31, 1999. The allowance for loan losses was 1,151% of nonperforming loans at June 30, 1999, compared to 890% at March 31, 1999.

Investment securities increased $5.0 million, from $107.7 million at March 31, 1999 to $112.7 million at June 30, 1999. The increase included the purchase of $7.6 million of fixed rate government agency mortgage backed securities, $4.0 million of government agency medium term notes and $1.3 million of AAA rated municipal bonds of several Oregon municipalities. These increases were partially offset by $2.0 million of government agency medium term notes that were either called or matured and $3.7 million of principal payments on government agency mortgage backed securities. During the quarter $9.3 million of securities held to maturity were reclassified to available for sale in accordance with provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Deposits increased $12.7 million or 6.4%, from $199.6 million at March 31, 1999 to $212.3 million at June 30, 1999. The increase is attributable to an increase of $10.2 million in checking and savings core deposits and $2.5 million in certificates of deposit ("CD"). The Company

                                       (14)
conducted an aggressive deposit campaign from March 15, 1999 to May 15, 1999. A feature of the campaign was a special 20-month CD to lengthen the term of deposits past January 1, 2000. Approximately $14.0 million was received in the 20 month CD during the campaign. Other featured deposits were the money market checking and the 6-month CD. The Company gained many relationship accounts during the campaign as customers also moved their checking account balances when opening other types of accounts. Other liabilities increased $462,000. Advances from borrowers for taxes and insurance increased $529,000 from $697,000 at March 31, 1999 to $1.2 million at June 30, 1999. Taxes are paid annually in November and accordingly, such deposits increase ratably from December to November when the taxes are paid. The Company had $60.2 million in advances from the FHLB at June 30, 1999 compared to $50.3 million at March 31, 1999. The increased borrowings were used to fund loan growth and investment purchases.

Total shareholders' equity decreased $3.4 million to $56.7 million at June 30, 1999 from $60.1 million at March 31, 1999. The decrease is primarily due to the repurchase of 190,600 of outstanding shares in May and June 1999 at a
total cost of $2.5 million.   The repurchase reduced common stock by $2000 and
paid in capital by $2.5 million. Shares repurchased during the quarter ended June 30, 1999 were retired. Cash dividends paid of $231,000 also reduced shareholders' equity as did the $1.6 million charge to accumulated other comprehensive income for the market valuation on securities available for sale. These reductions to shareholders' equity were partially offset by net income of $638,000.

                             Results of Operations

Comparison of Three Months Ended June 30, 1999 and 1998

General. The decrease in net income of $138,000 was primarily due to an increase in non- interest expense partially offset by increased net interest income and increased non-interest income. Net interest income increased $129,000, or 4.3%, comparing the three-month period ended June 30, 1999 to the same period in the prior year. Interest income increased $835,000 while interest expense increased $706,000. Non-interest income increased $104,000 while the provision for loan losses decreased $15,000. Non-interest expense increased $549,000, and income taxes decreased $163,000. This resulted in net income decreasing by $138,000, or 17.8% for the three months ended June 30, 1999 compared to the same period in 1998.

Interest Income. The increase of $835,000 in interest income was generated by an additional $60.1 million in average interest earning assets for the three months ended June 30, 1999 compared to the same period in 1998. The increase in average interest earning assets was primarily due to increases in the average loan portfolio of $36.3 million and the average investment portfolio of $31.2 million, partially offset by a decrease in average interest bearing deposits of $7.5 million.

The average yield on interest earning assets decreased from 7.71% for the three months ending June 30, 1998 to 7.32% for the same period in the current year. The decrease in the average yield was primarily due to the $31.2 million increase in the average balance of investments, mostly medium term government agency notes and fixed rate government agency

                                       (15)
mortgage backed securities yielding at a lower rate. The increase in the average balance included $8.5 million of AAA rated municipal bonds of Oregon municipalities. The yield on these bonds is typically much lower before taxes due to the tax benefits derived from holding the bonds. When these tax benefits are considered the "tax equivalent" yield is typically comparable or better than US Government agency medium term notes. The decrease in average yield was also due to the prime rate decline of 75 basis points from June 30, 1998 to April 1, 1999. Loans adjustable based upon the prime rate were at a lower rate in the quarter just ended than in the year ago quarter. In addition, there was a significant amount of mortgage refinance activity in the time period between the two quarters. Mortgage loans and higher yielding consumer loans were refinanced at lower rates.

Interest Expense. Interest expense on savings deposits increased by $65,000 for the three months ended June 30, 1999 compared to the same period of 1998. Average deposits increased by $17.9 million for the same period. The average interest paid on deposits declined twenty basis points from 3.87% for the six months ended June 30, 1998 to 3.67% for the same period in1999. The cost of deposits declined primarily due to an increased balance of lower costing core deposits.

Provision for Loan Losses. The provision for loan losses was $71,000 and net recoveries amounted to $25,000 during the three months ended June 30, 1999 compared to a provision for loan losses of $86,000 and net charge-offs of $5,000 for the three-month period ended June 30, 1998. The provision was increased primarily in response to portfolio growth, especially in commercial, agricultural and consumer loans. At June 30, 1999, the allowance for loan losses was equal to 1,151% of non-performing loans compared to 890% at March 31, 1999. The increase in the coverage ratio at June 30, 1999 was the result of a decrease in non-performing loans from $138,000 at March 31, 1999 to $115,000 at June 30, 1999, as well as the increased allowance.

Non-Interest Income. Non-interest income increased $104,000, or 43.7%, to $342,000 for the three months ended June 30, 1999 from $238,000 for the same period in the prior year. Income from deposit accounts increased $88,000 due to strong growth in core deposits as well as an improved fee schedule.

Non-Interest Expense. Non-interest expense increased $549,000, or 30.6% to $2.3 million for the three months ended June 30, 1999, from $1.8 million for the comparable period in 1998. The increase is primarily attributable to an increase in employee compensation and benefits of $346,000. Non-cash MRDP expense of $95,000 during the three months ended June 30, 1999 was included in compensation expense and was not in the prior year period. The remaining increase was due to staff additions, salary increases and an increase in the cost of employee benefits which includes health insurance. Staff additions were primarily to facilitate planned expansion. The remaining $203,000 of increased non-interest expense included a $57,000 increase in advertising expense due to increased newspaper and radio advertising associated with the recent deposit campaign. Other expense increased $22,000 due to the increase in core deposit accounts and loan growth. Supplies, postage and telephone increased $65,000 due to the new forms required for the centralization of the proof process, which occurred in December 1998, and the

                                       (16)
addition of new and more efficient phone lines to outlying branches. Depreciation increased $43,000 due to the purchase of capitalized technology upgrades.

Income Taxes. The provision for income taxes decreased $163,000 for the three months ended June 30, 1999 compared with the same period in the prior year. The decrease was attributable to a lower level of net income before taxes as well as interest income earned on municipal bonds which is not entirely included in federal taxable income.

Item No. III

Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 1999, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 1999.

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

                                       (18)

                                  SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.


Date:  August 9, 1999               By: /s/ Jerry F. Aldape
                                       ---------------------------------------
                                       Jerry F. Aldape, President and
                                       Chief Executive Officer


Date:  August 9, 1999              By: /s/ Nadine J. Johnson
                                       ---------------------------------------
                                       Nadine J. Johnson, Chief Financial
                                       Officer

                                       (19)