Form 10-Q
period 1999-09-30
OREGON TRAIL FINANCIAL CORP
filed 1999-11-10
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1999

                                 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number:  0-26556

                       OREGON TRAIL FINANCIAL CORP.
        (Exact name of registrant as specified in its charter)


Oregon                                              91-1829481
-----------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. Employer or organization
incorporation                                    Identification Number)


2055 First Street, Baker City, Oregon                            97814
-------------------------------------                        ----------------
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:          (541) 523-6327
                                                             ----------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                             ----------------

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

     As of October 31, 1999, there were issued and outstanding 3,580,093 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded and listed on the Nasdaq National Market under the symbol "OTFC".

                        OREGON TRAIL FINANCIAL CORP.

                             TABLE OF CONTENTS

Part I.   Financial Information

Item I.   Financial Statements     (Unaudited)                         Page

          Consolidated Balance Sheets                                    2
          as of September 30, 1999 and March 31, 1999

          Consolidated Statements of Income; For the Three and Six       3
          Months Ended September 30, 1999 and 1998

          Consolidated Statements of Shareholders' Equity
          (For the Six Months Ended September 30, 1999 and for
          the Year Ended March 31, 1999).                                4

          Consolidated Statements of Cash Flows (For the
          Six Months Ended September 30, 1999 and 1998)                 5-6

          Notes to Consolidated Financial Statements                    7-10

Item II.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    11-19

Item III. Quantitative and Qualitative Disclosures about Market Risk     19

Part II.       Other Information

Item 1.   Legal Proceedings                                              20

Item 2.   Changes in Securities and Use of Proceeds                      20

Item 3.   Defaults Upon Senior Securities                                20

Item 4.   Submission of Matters to a Vote of Security Holders            20

Item 5.   Other Information                                              20

Item 6.   Exhibits and Reports on Form 8-K                               20

Signatures                                                               21

                      OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30,1999 and MARCH 31, 1999
                                  (UNAUDITED)
                       ($ in thousands except share data)
                                                     September 30,   March 31,
                                                         1999          1999
ASSETS                                               -------------   ---------
Cash and due from banks (including
  interest earning accounts of $4,000 and $4,520       $6,286         $6,276

Securities:
  Available for sale, at fair value (amortized cost:
    $123,564 and $98,527)                             119,908         98,336
  Held to maturity, at amortized cost (fair value:
    $0 and $9,518)                                          0          9,338
Loans receivable, net of allowance for loan
  losses of $1,370 and $1,228                         211,096        185,747
Accrued interest receivable                             2,624          2,012
Premises and equipment, net                             8,865          7,825
Stock in Federal Home Loan Bank of Seattle, at cost     3,340          3,221
Real estate owned and other repossessed assets             84             37
Net deferred tax asset                                    869              0
Other assets                                            1,111            681
                                                     --------       --------
TOTAL ASSETS                                         $354,183       $313,473
                                                     ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Interest-bearing                                   $105,434        $88,245
  Noninterest-bearing                                  16,264         11,594
  Time certificates                                   106,713         99,750
                                                     --------       --------
    Total deposits                                    228,411        199,589

Advances from Federal Home Loan Bank of Seattle        62,550         50,250
Accrued expenses and other liabilities                  4,843          2,399
Net deferred tax liability                                  0            455
Advances from borrowers for taxes and insurance         1,747            697
                                                     --------       --------
Total liabilities                                     297,551        253,390

SHAREHOLDERS' EQUITY
Preferred Stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding               0              0
Common stock - $.01 par value; 8,000,000 shares
 authorized September 30, 1999, 4,694,875 issued,
 3,580,093 outstanding; March 31, 1999, 4,694,875
 issued, 3,763,564 outstanding                             40             42
Additional paid-in capital                             35,683         38,357
Retained earnings (substantially restricted)           27,108         26,206
Unearned shares issued to the Employee Stock
 Ownership Plan                                        (2,683)        (2,951)
Unearned shares issued to the Management Recognition
 and Development Plan                                  (1,263)        (1,453)
Accumulated other comprehensive income (loss)          (2,253)          (118)
                                                     --------       --------
Total shareholders' equity                             56,632         60,083

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $354,183       $313,473
                                                     ========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

                   OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)
                    ($ in thousands except per share data)
                      3 Mos Ended    3 Mos Ended    6 Mos Ended    6 Mos Ended
                        30-Sep-99      30-Sep-98      30-Sep-99      30-Sep-98
INTEREST INCOME       -----------    -----------    -----------    -----------
Interest and fees
 on loans receivable      $4,131         $3,546         $8,001         $6,860
Securities:
  Mortgage-backed and
    related securities     1,218            773          2,325          1,509
  U.S. government and
    government agencies      617            545          1,202          1,225
Federal Home Loan Bank
  of Seattle dividends        60             59            119            115
                       ---------      ---------      ---------      ---------
Total interest income      6,026          4,923         11,647          9,709

INTEREST EXPENSE:
Deposits                   2,052          1,797          3,934          3,614
Federal Home Loan Bank
 of Seattle advances         758             15          1,399             15
                       ---------      ---------      ---------      ---------
Total interest expense     2,810          1,812          5,333          3,629

Net interest income        3,216          3,111          6,314          6,080

PROVISION FOR LOAN
 LOSSES                       59            111            130            196
                       ---------      ---------      ---------      ---------
Net interest income
  after provision for
  loan losses              3,157          3,000          6,184          5,884

NONINTEREST INCOME:
Service charges on
  deposit accounts           285            191            527            345
Loan servicing fees           82             71            170            152
Other Income (expense)       156            (17)           168            (14)
                       ---------      ---------      ---------      ---------
Total noninterest income     523            245            865            483

NONINTEREST EXPENSE:
Employee compensation
  and benefits             1,485          1,060          2,889          2,118
Supplies, postage,
  and telephone              219            136            409            261
Depreciation                 155            117            310            229
Occupancy and equipment      154            125            285            226
FDIC insurance premium        29             30             59             61
Customer accounts            106             65            179            139
Advertising                  105            124            247            209
Professional fees             52             66             94            120
Other                        172            148            348            303
                       ---------      ---------      ---------      ---------
Total noninterest
 expense                   2,477          1,871          4,820          3,666

Income before
  income taxes             1,203          1,374          2,229          2,701

PROVISION FOR INCOME
  TAXES                      431            544            819          1,095
                       ---------      ---------      ---------      ---------
NET INCOME                  $772           $830         $1,410         $1,606
                       =========      =========      =========      =========
Basic Earnings
  per share                $0.22          $0.20          $0.39          $0.38
Diluted Earnings           $0.20          $0.20          $0.37          $0.38
  per share
Weighted average
  Common shares
  outstanding:
   Basic               3,579,454      4,160,528      3,648,040      4,252,886
   Diluted             3,775,753      4,160,528      3,844,339      4,252,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                       (3)


                                       OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND THE YEAR ENDED MARCH 31, 1999
                                                        (UNAUDITED)
                                              ($ in thousands except share data)

                                                                     Unearned
                                                                     Shares
                                                          Unearned   Issued to
                                                          Shares     Management       Accumu-
                                                          Issued to  Recogni-         lated
                                                          Employee   tion             Other
                                                          Stock      and      Compre- Compre-
                                     Additional           Owner-    Develop-  hensive hensive
                      Common Stock    Paid-In   Retained  ship       ment     Income  Income
                    Shares    Amount  Capital   Earnings  Trust      Plan     (Loss)  (Loss)    Total
                    ------    ------  -------   --------  -----      ----     ------  ------    -----
Balance, April 1,
 1998              4,346,113   $47    $45,885   $23,968   $(3,488)       $0              $889   $67,301

Net income                                        3,154                       $3,154              3,154
Cash dividends
 paid                                              (916)                                           (916)
Stock repurchased   (488,883)   (6)    (9,355)                                                   (9,361)
Stock repurchased
 and issued to
 MRDP Trust         (147,322)    1      1,641                        (1,642)                          0
Earned ESOP shares    53,656              186                 537                                   723
Earned MRDP shares                                                      189                         189
Unrealized loss
 on securities
 available for
 sale, net of tax                                                             (1,007)  (1,007)   (1,007)
                                                                              ------
Comprehensive
 income                                                                       $2,147
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance, March
 31, 1999          3,763,564    42     38,357    26,206    (2,951)   (1,453)             (118)   60,083

Net income                                        1,410                       $1,410              1,410
Cash dividends
 paid                                              (508)                                           (508)
Stock
 repurchased        (210,299)   (2)    (2,740)                                                   (2,742)
Earned ESOP
 shares               26,828               66                 268                                   334
Earned MRDP shares                                                      190                         190
Unrealized loss
 on securities
 available for
 sale, net of tax                                                             (2,135)  (2,135)   (2,135)
                                                                              ------
Comprehensive income                                                           ($725)
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance,
 September
 30, 1999          3,580,093   $40    $35,683   $27,108   ($2,683)  ($1,263)          ($2,253)  $56,632
                   =========   ===    =======   =======   =======   =======           =======   =======

                                                         (4)

                   OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED SEPTEMBER 30,1999 AND 1998
                                 (UNAUDITED)
                               ($ in thousands)

                                                       30-Sep-99    30-Sep-98
CASH FLOWS FROM OPERATING ACTIVITIES                   ---------    ---------
 Net income                                               $1,410       $1,606
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                               310          229
  Compensation expense related to ESOP                       334          386
  Compensation expense related to MRDP                       190            0
  Amortization of deferred loan fees, net                   (119)         (98)
  Provision for loan losses                                  130          196
  Amortization/accretion of premiums/discounts
   on investments and loans purchased                        104          (68)
  Federal Home Loan Bank of Seattle dividends               (119)        (115)
  (Gain) loss on sale of real estate owned                   (16)           0
  (Gain) loss on sale of premises and equipment                6            0
Changes in assets and liabilities:
  Accrued interest receivable                               (612)         (74)
  Other assets                                              (430)         142
  Accrued expenses and other liabilities                   2,444       12,051
                                                       ---------    ---------
Net cash provided by operating activities                  3,632       14,255
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                      (75,109)     (39,544)
  Loan principal repayments                               55,344       29,477
  Loans purchased                                         (5,739)      (3,163)
  Purchase of securities available for sale              (27,036)     (29,198)
  Proceeds from maturity of securities available for
   sale                                                    5,004       15,687
  Principal repayments of securities available for sale    6,294        2,458
  Principal repayments of securities held to maturity          0        2,249
  Proceeds from sales of real estate owned                    53          189
  Proceeds from sales of premises and equipment              209            0
  Purchases of premises and equipment                     (1,565)      (1,054)
                                                       ---------    ---------
Net cash used in investing activities                    (42,545)     (22,899)
                                                       ---------    ---------

                                       (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net of withdrawals                28,822      ($4,455)
  Change in advances from borrowers for taxes and
   insurance                                               1,050        1,056
  Proceeds from Federal Home Loan Bank of Seattle
   advances                                              131,500       17,800
  Repayment of Federal Home Loan Bank of Seattle
   advances                                             (119,200)     (10,300)
  Payment of cash dividend                                  (508)        (433)
  Stock repurchase                                        (2,742)      (6,555)
                                                       ---------    ---------
Net cash provided by (used in) financing activities       38,922       (2,887)
                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          10      (11,531)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             6,276       20,311
                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $6,286       $8,780
                                                       =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings                 $1,760       $3,721
Income taxes                                                 810        1,376

Noncash investing activities:
Transfer of loans to foreclosed real estate
 and other repossessed assets                                 84            0
Unrealized gain (loss) on securities available
 for sale, net of tax                                     (2,135)         197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (6)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp.'s (the "Company") financial condition as of September 30, 1999 and March 31, 1999, and the results of its operations for the three and six months ended September 30, 1999 and 1998 and of cash flows for the six months ended September 30, 1999 and 1998. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders filed as an exhibit to the Company's Form 10-K for the year ended March 31, 1999. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

2. REORGANIZATION

     On October 3, 1997, Pioneer Bank, A Federal Savings Bank, (the "Bank") completed a mutual-to-stock conversion. The Company sold 4,694,875 shares of common stock at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,681,982 of Paid in Capital. The Common Stock and Paid in Capital at September 30, 1999 are partially offset by the unissued ESOP shares and unissued Management Recognition and Development Plan ("MRDP") shares.

     The Company purchased all of the stock of the Bank for one-half of the net investable proceeds of the offering. The retained earnings of the Company represent all prior earnings of the Bank as a mutual savings bank and all earnings since the conversion.

     The primary business of the Company is overseeing the operations of the Bank. Accordingly, the information presented herein relates primarily to the Bank.

3.   COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated other comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources.

                                       (7)

Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

4. ALLOWANCE FOR LOAN LOSSES

Activity in allowance for loan losses is summarized as follows for the year ended March 31, 1999 and for six months ended September 30, 1999:

                          September 30, 1999             March 31, 1999
                            (in thousands)               (in thousands)
                          ------------------             --------------

Balance, beginning of
period                        $ 1,228                            $ 847
Charge-offs                       (19)                            (115)
Recoveries                         31                               13
Provision for loan losses         130                              483
                          ------------------             ---------------
Balance, end of period        $ 1,370                           $1,228
                          ==================             ===============

5. ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at September 30, 1999 consisted of nineteen term advances varying in length from one day to 48 months totaling $62.6 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at September 30, 1999:

Due in less than one year:
--------------------------

Amount         Range of Interest        Weighted Average
                      Rates             Interest Rate
--------------------------------------------------------
$47,050,000         4.62% - 5.45%              5.32%

Due within one to five years:
-----------------------------
Amount         Range of Interest        Weighted Average
                      Rates             Interest Rate
--------------------------------------------------------
$15,500,000         4.75% - 5.29%              5.07%

                                       (8)

6. SHAREHOLDERS' EQUITY

     In May 1999, the Company received a non-objection response from the Office of Thrift Supervision ("OTS") to a request to repurchase 5% of its outstanding shares, or 210,299 shares. The Company completed the repurchased under this program on July 29, 1999 at an average price of $13.03. The repurchase resulted in a $2,103 reduction in common stock and a $2,740,000 reduction in paid-in-capital. Shares repurchased in this program have been retired.

7. EARNINGS PER SHARE

     Shares held by the Company's ESOP that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted Earning Per Share ("EPS"). Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's Management Recognition Development Plan ("MRDP") and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                                    For the Three            For the Six
                                    Months Ended             Months Ended
                                    September 30,            September 30,
-----------------------------------------------------------------------------
                                   1999      1998           1999       1998
-----------------------------------------------------------------------------
Weighted average common shares
outstanding - basic             3,579,454  4,160,528     3,648,040  4,252,886
-----------------------------------------------------------------------------
Effect of Dilutive Securities on
Number of Shares:
-----------------------------------------------------------------------------
MRDP shares                       147,322          0       147,322          0
-----------------------------------------------------------------------------
Stock Options                      48,977          0        48,977          0
-----------------------------------------------------------------------------
Total Dilutive Securities         196,299          0       196,299          0
-----------------------------------------------------------------------------
Weighted average common shares
outstanding - with dilution     3,775,753  4,160,528     3,844,339  4,252,886
-----------------------------------------------------------------------------

8.  REGULATORY CAPITAL

     The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at September 30, 1999 and March 31, 1999.

                                       (9)

As of September 30, 1999:
                                                             Categorized as
                                                           "Well Capitalized"
                         Actual           For Capital         Under Prompt
                     (In Thousands)         Adequacy           Corrective
                                            Purposes         Action Provision
                                         (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
                    Amount     Ratio     Amount    Ratio     Amount     Ratio

As of Sept. 30, 1999:

Total Capital:
 (To Risk Weighted
 Assets)           $ 53,200    29.1%    $ 14,605    8.0%    $ 18,256    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)             51,830    28.4          N/A    N/A       10,953     6.0
Tier I Capital:
 (To Tangible
 Assets)             51,830    14.6       14,237    4.0       17,796     5.0
Tangible Capital:
 (To Tangible
 Assets)             51,830    14.6        5,339    1.5          N/A     N/A


As of March 31, 1999

                                                             Categorized as
                                                           "Well Capitalized"
                         Actual           For Capital         Under Prompt
                     (In Thousands)         Adequacy           Corrective
                                            Purposes         Action Provision
                                         (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
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

                                       (10)

ITEM II.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

Oregon Trail Financial Corp. ("Company"), an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Pioneer Bank, a Federal Savings Bank ("Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At September 30, 1999, the Company had total assets of $354.2 million, total deposits of $228.4 million and shareholders' equity of $56.6 million. The Company is currently not engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

The Bank was organized in 1901. It is regulated by the OTS and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a member of the FHLB of Seattle, conducting its business through eight office facilities, with the headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney and Grant in Eastern Oregon. On May 3, 1999 the Company opened a branch in Vale, Oregon located in Malheur County to better serve the customers in that County. The grand opening of the new permanent facility in Vale was celebrated October 15, 1999. Online banking services including bill payment are available through the Bank's transactional website www.pioneerbankfsb.com.

As a traditional, community-oriented savings bank, the Company focuses on customer service within its principal market area. The Company's primary market activity is attracting deposits from

                                       (11)
the general public and using those and other available sources of funds to originate permanent residential one-to-four family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. At September 30, 1999, one to four family residential mortgage loans totaled $123.5 million, or 58.1% of total loans receivable.
The Company began supplementing its traditional lending activities in 1996 with the development of commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. The Company has hired experienced commercial lending officers familiar with its primary market area in an attempt to develop commercial business and agricultural lending and to expand the purchase of dealer-originated automobile contracts. As a result of these activities at September 30, 1999 the Company had agricultural loans of $17.4 million, commercial business loans of $14.4 million, commercial real estate loans of $16.1 million, and automobile loans of $15.8 million (including $12.3 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest- earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest- earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable based upon the Wall Street Journal prime rate or the current five-year Treasury note yield. Commercial (including both commercial real estate and commercial business) and agricultural loans outstanding totaled $27.9 million and $12.2 million, respectively at March 31, 1999 and increased to $30.5 million and $17.4 million respectively at September 30, 1999. The Company has also increased origination of shorter-term consumer loans, increasing auto loans from $11.8 million at March 31, 1999 to $15.8 million at September 30, 1999.

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

YEAR 2000 READINESS

The Year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. As the century date occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to fail to process financial and operational information correctly. The Company established a committee in 1997 to address Year 2000 issues. The committee consists of executive management and technical staff and reports to the Board of Directors on a monthly basis. The committee has conducted a comprehensive review of its computer systems and equipment to identify applications that could be affected by Year 2000 issues and has implemented a plan designed to ensure that all software used in connection with the Company's business will function correctly with dates past 1999. In conducting its review, the committee used the OTS Year 2000 checklist and the Federal Financial Institutions Examination Council ("FFIEC") guidelines for Year

                                       (12)

2000 project management. These guidelines identify the five steps for Year 2000 conversion programs.

The first step is the Awareness Phase in which the Company defined the Year 2000 problem and established a Year 2000 program team and strategy. The Company completed this step as of March 31, 1999. In the next phase, the Assessment Phase, the Bank assessed the size and complexity of the problem and detailed the magnitude of effort necessary to address Year 2000 issues, including hardware, software, networks, automated teller machines, etc. This step was completed on June 15, 1999.

The third step or Renovation Phase includes hardware and software upgrades, system replacements, vendor certification and associated changes. Data processing for the Company is done in-house primarily on an AS/400 IBM computer. In December 1997, the Company converted to new core software from Jack Henry and Associates Inc., which was purchased at a cost of approximately $250,000. The software purchased is used to process all savings, loan and related general ledger transactions. The vendor has given assurance their software is Year 2000 compliant and that no problems will arise from the turn of the century. The Bank has joined a User Group, which began testing the Jack Henry system in September 1998. Testing was completed December 31, 1998 and the committee has evaluated the third party review. In July 1998, the Company upgraded its IBM AS/400 computer hardware and upgraded the operating system to OS400 V4R2MO, at a cost of approximately $84,500, both of which are Year 2000 compatible as represented by IBM. Century rollover testing has been done on the upgraded AS/400 with satisfactory results.

In addition to the core software, the Company uses various personal computer software products, the majority of which are already Year 2000 compliant. Others are being monitored and the Company is proactively communicating with vendors to determine their course of action to become fully compliant. The Company replaced all necessary computer hardware to become Year 2000 compliant. The total cost of hardware approximated $125,000. That cost combined with the cost of the new software brings the total cost of compliance to $375,000, which is very close to the Bank's initial estimate. With the final replacement of some personal computers and attendant software in May 1999, the Company completed the renovation.

The next phase is the Validation/Testing Phase, which primarily included the previously mentioned testing of the core Jack Henry software, as well as various other tests with vendors, including the Federal Reserve Fedline system and ATM processing. This phase was 100% complete as of June 30, 1999.

The final phase, the Implementation Phase, was complete at September 30, 1999. Systems successfully tested were considered Year 2000 compliant. All personal computers and related software have been tested for Year 2000 compliance. As of March 31, 1999, all of the Company's mission critical personal computers and software were Year 2000 compliant. The Company's wide area network and various local area networks have also been upgraded, tested, and determined to be Year 2000 compliant. All mission critical data processing applications have been identified and are Year 2000 compliant. Third party vendors were sent questionnaires in 1998 regarding their preparation for Year 2000. Responses have been received and further updates will be requested in order to monitor vendors' status.

                                       (13)

In addition, contingency plans have been developed. The contingency plan addresses actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation. Structured walk through and checklist tests were completed in September 1999. To assist customers in understanding Year 2000 issues and to inform them of the Company's readiness plan, brochures regarding Year 2000 preparedness have been distributed to all customers. Another mailing is anticipated before the end of the calendar year. The contingency plan was completed at September 30, 1999.

In addition to the Year 2000 preparations described above, the Company has required that its lending personnel ascertain loan customer awareness and intent to timely achieve Year 2000 compliance. The Company's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues.

The Company believes that the Year 2000 issue will not pose significant operational problems and does not anticipate a material effect on its financial position or results of operations.

Changes in Financial Condition

At September 30, 1999, the consolidated assets of the Company totaled $354.2 million, an increase of $40.7 million, or 13.0%, from $313.5 million at March 31, 1999. The primary reason for the increase was a $25.4 million increase in net loans receivable and a $12.2 million increase in securities. The increase in assets was funded by a $28.8 million increase in deposits and a $12.3 million increase in FHLB borrowings.

Net loans receivable increased by $25.4 million, or 13.6%, to $211.1 million at September 30, 1999 compared to $185.7 million at March 31, 1999. The increase was primarily the result of continued new loan demand for all types of loans exceeding loan repayments.

Nonperforming assets, consisting of non-accruing loans, real estate owned and other repossessed assets, increased $207,000 from $175,000 at March 31, 1999 to $382,000 at September 30, 1999, primarily due to an increase of $159,000 in nonaccrual loans from $138,000 at March 31, 1999 to $297,000 at September 30, 1999 and an increase of $34,000 in Real Estate Owned from $37,000 at March 31, 1999 to $71,000 at September 30, 1999. Nonperforming assets were .11% of total assets at September 30, 1999 and .06% of total assets at March 31, 1999. The allowance for loan losses was 461% of nonperforming loans at September 30, 1999, compared to 890% at March 31, 1999.

Investment securities increased $12.2 million, from $107.7 million at March 31, 1999 to $119.9 million at September 30, 1999. The increase included the purchase of $21.2 million of fixed rate government agency mortgage backed securities, $4.5 million of government agency medium term notes and $1.3 million of AAA rated municipal bonds of several Oregon municipalities. These increases were offset by $5.0 million of government agency medium term notes that were either called or matured, $6.3 million of principal repayments on government agency mortgage backed securities and a $3.5 million decrease in market value. During the

                                       (14)
six month period $9.3 million of securities held to maturity were reclassified to available for sale as allowed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Deposits increased $28.8 million or 14.4%, from $199.6 million at March 31, 1999 to $228.4 million at September 30, 1999. The increase is attributable to an increase of $21.9 million in checking and savings core deposits and $6.9 million in certificates of deposit ("CD"). The Company conducted an aggressive deposit campaign from March 15, 1999 to May 15, 1999. A feature of the campaign was a special 20-month CD to lengthen the term of deposits past January 1, 2000. Approximately $14.0 million was received in the 20 month CD during the campaign. Other featured deposits were the money market checking and the 6-month CD. The Company gained many relationship accounts during the campaign as customers also moved their checking account balances when opening other types of accounts. The new branch in Vale, which opened May 3, 1999, had $4.3 million in deposits at September 30, 1999. Other liabilities increased $2.4 million due to a September 30, 1999 accrual for securities purchased in September but not settled until October. Advances from borrowers for taxes and insurance increased $1.1 million from $697,000 at March 31, 1999 to $1.7 million at September 30, 1999. Taxes are paid annually in November and accordingly, such deposits increase ratably from December to November when the taxes are paid. The Company had $62.6 million in advances from the FHLB at September 30, 1999 compared to $50.3 million at March 31, 1999. The increased borrowings were used to fund loan growth and investment purchases. The Company had net deferred tax liabilities at March 31, 1999 of $455,000 compared to net deferred tax assets of $869,000 at September 1999. The change of $1.3 million is attributable to the tax effect of the market valuation of securities available for sale.

Total shareholders' equity decreased $3.5 million to $56.6 million at September 30, 1999 from $60.1 million at March 31, 1999. The decrease is primarily due to the repurchase of 210,299 of outstanding shares from May through July 1999 at a total cost of $2.7 million. The repurchase reduced common stock by $2,000 and paid in capital by $2.7 million. Shares repurchased during the six month period ended September 30, 1999 were retired. Cash dividends paid of $508,000 also reduced shareholders' equity as did the $2.1 million charge to accumulated other comprehensive income for the market valuation on securities available for sale. These reductions to shareholders' equity were partially offset by net income of $1.4 million.

                        Results of Operations

Comparison of Six Months Ended September 30, 1999 and 1998

General. The decrease in net income of $196,000 was primarily due to an increase in non- interest expense partially offset by increased non-interest income and increased net interest income. Non-interest income increased $382,000, or 79.1%, comparing the six-month period ended September 30, 1999 to the same period in the prior year. Net interest income increased $234,000, or 3.8% while interest income increased $1.9 million, or 20.0%, and interest expense increased $1.7 million, or 47.0%. The provision for loan losses decreased $66,000, or 33.7%. Non-interest expense increased $1.2 million, or 31.5%, and income taxes decreased $276,000, or 25.2%. This resulted in net income decreasing by $196,000, or 12.2%, for the six months ended September 30, 1999 compared to the same period in 1998.

                                       (15)

Interest Income. The increase of $1.9 million in interest income was generated by an additional $69.5 million in average interest earning assets for the six months ended September 30, 1999 compared to the same period in 1998. The increase in average interest earning assets was primarily due to increases in the average loan portfolio of $38.8 million and the average investment portfolio of $33.7 million.

The average yield on interest earning assets decreased from 7.81% for the six months ending September 30, 1998 to 7.34% for the same period in the current year. The decrease in the average yield was primarily due to the $33.7 million increase in the average balance of investments, comprised of medium term government agency notes and fixed rate government agency mortgage backed securities yielding at a lower rate. The increase in the average balance also included $8.7 million of AAA rated municipal bonds of Oregon municipalities. The yield on these bonds is typically much lower before taxes due to the tax benefits derived from holding the bonds. When these tax benefits are considered the "tax equivalent" yield is typically comparable or better than U.S. Government agency medium term notes. The decrease in average yield was also due to the prime rate decline of 75 basis points from June 30, 1998 to April 1, 1999. Loans adjustable based upon the prime rate were at a lower rate in the six months ended September 30, 1999 than in the same period ended September 30, 1998, even though the prime rate increased 50 basis points in the period June 1999 to September 1999. In addition, there was a significant amount of mortgage refinance activity during the time between the six months ended September 1998 and the six months ended September 1999.

Interest Expense. Interest expense on savings deposits increased $320,000 for the six months ended September 30, 1999 compared to the same period of 1998. Average deposits increased by $26.9 million for the same period. The average interest paid on deposits declined 17 basis points from 3.85% for the six months ended September 30, 1999 to 3.68% for the same period in 1999. The cost of deposits declined primarily due to an increased balance of lower costing core deposits in the deposit mix. The cost of all funds including Federal Home Loan Bank ("FHLB") borrowings increased by eleven basis points from 3.86% for the six months ended September 30, 1998 to 3.97% for the same period in 1999. The reason for the increase was a $54.3 million increase in the average balance of FHLB borrowings. The average cost of FHLB borrowings for the six-month period ending September 30, 1999 was 5.11%. The increased borrowings were used to fund increases in average interest earning assets.

Provisions for Loan Losses. The provision for loan losses was $130,000 and net recoveries amounted to $12,000 during the six months ended September 30, 1999 compared to a provision for loan losses of $196,000 and net charge offs of $32,000 for the six-month period ended September 30, 1998. The allowance for loan losses totaled $1.4 million or .64% of total loans at September 30, 1999 compared to $1.2 million or .66% of total loans at March 31, 1999. The provisions for loan losses are charges to earnings to bring the total allowance for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value

                                       (16)
of the collateral and guarantees securing the loans. Considering the aforementioned factors, management deemed the allowance for loan losses adequate at September 30, 1999.

Non-Interest Income. Non-interest income increased $382,000, or 79.1%, for the six months ended September 30, 1999 to $865,000 compared to $483,000 for the same period in the prior year. The primary reason for the increase was a $173,000 gain on sale of investment real estate. In addition, income from deposit accounts increased $182,000, or 52.8%, due to strong growth in core deposits as well as an improved fee schedule.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 31.5%, to $4.8 million for the six months ended September 30, 1999, from $3.7 million for the comparable period in 1998. The increase is primarily attributable to an increase in employee compensation and benefits expense of $771,000. The Company's MRDP began on October 8, 1999 and, accordingly, $190,000 of non-cash compensation expense related to the plan was included in the six months ended September 30, 1999. The remaining increase was due to staff additions, salary increases and an increase in the cost of employee benefits that includes health insurance. Staff additions were primarily to facilitate current and planned expansion. The remaining $383,000 of increased non-interest expense included a $59,000 increase in occupancy and equipment expense due to the addition of one branch and the purchase of software upgrades for personal computers that are expensed as purchased. Similarly, depreciation expense increased $81,000 due to the addition of technological upgrades and the
completion of the new Burns branch in October 1998.    Expenses related to
customer accounts increased $40,000 due to the growth in core deposit accounts. Other expense increased $45,000 primarily due to employee moving expenses. Supplies, postage and telephone expenses increased $148,000 due to forms purchased in the first quarter related to the new centralized proof process, the addition of new and more efficient phone lines to outlying branches and additional postage for statement mailings to an increased number of accounts.

Income Taxes. The provision for income taxes decreased $276,000 for the six months ended September 30, 1999 compared with the same period in the prior year. The decrease was attributable to a lower level of net income before taxes as well as interest income earned on municipal bonds, which is not entirely included in federal taxable income.

Comparison of Three Months Ended September 30, 1999 and 1998

General. The decrease in net income of $58,000 was primarily due to an increase in non- interest expense partially offset by increased net interest income and increased non-interest income. Net interest income increased $105,000, or 3.4%, comparing the three-month period ended September 30, 1999 to the same period in the prior year. Interest income increased $1.1 million while interest expense increased $998,000. Non-interest income increased $278,000 while the provision for loan losses decreased $52,000. Non-interest expense increased $606,000, and income taxes decreased $113,000. This resulted in net income decreasing by $58,000, or 7.0% for the three months ended September 30, 1999 compared to the same period in 1998.

Interest Income. The increase of $1.1 million in interest income was generated by an additional $78.8 million in average interest earning assets for the three months ended September 30, 1999 compared to the same period in 1998. The increase in average interest earning assets was

                                       (17)
primarily due to increases in the average loan portfolio of $41.3 million and the average investment portfolio of $36.1 million.

The average yield on interest earning assets decreased from 7.90% for the three months ending September 30, 1998 to 7.35% for the same period in the current year. The decrease in the average yield was primarily due to the $36.1 million increase in the average balance of investments, mostly medium term government agency notes and fixed rate government agency mortgage backed securities yielding at a lower rate. The increase in the average balance included $7.9 million of AAA rated municipal bonds of Oregon municipalities. The yield on these bonds is typically much lower before taxes due to the tax benefits derived from holding the bonds. When these tax benefits are considered the "tax equivalent" yield is typically comparable or better than US Government agency medium term notes. The decrease in average yield was also due to the prime rate decline of 75 basis points from June 30, 1998 to April 1, 1999. Loans adjustable based upon the prime rate were at a lower rate in the quarter just ended than in the year ago quarter even though the prime rate increased 50 basis points in the period June 1999 to September 1999. In addition, there was a significant amount of mortgage refinance activity in the time period between the two quarters. Mortgage loans and higher yielding consumer loans were refinanced at lower rates.

Interest Expense. Interest expense on savings deposits increased by $255,000 for the three months ended September 30, 1999 compared to the same period of 1998. Average deposits increased by $35.7 million for the same period. The average interest paid on deposits declined15 basis points from 3.83% for the three months ended September 30, 1998 to 3.68% for the same period in1999. The cost of deposits declined primarily due to an increased balance of lower costing core deposits. The cost of all funds including FHLB borrowings increased by 16 basis points from 3.84% for the quarter ended September 30, 1998 to 4.00% for the same period in 1999. The reason for the increase was a $57.0 million increase in the average balance of FHLB borrowings which are at a higher cost than deposits. The average cost of borrowings for the quarter ended September 30, 1999 was 5.20%.

Provision for Loan Losses. The provision for loan losses was $59,000 and net charge offs amounted to $13,000 during the three months ended September 30, 1999 compared to a provision for loan losses of $111,000 and net charge-offs of $28,000 for the three-month period ended September 30, 1998. At September 30, 1999, the allowance for loan losses was equal to 461% of non-performing loans compared to 890% at March 31, 1999. The decrease in the coverage ratio at September 30, 1999 was the result of an increase in non-performing loans from $138,000 at March 31, 1999 to $297,000 at September 30, 1999. The
provisions for loan losses are charges to earnings to bring the total allowance for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and comparison, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The allowance for loan losses totaled $1.4 million or .64% of total loans at September 30, 1999 compared to $1.2 million or .66% of total loans at March 31, 1999. Management deemed the allowance adequate at September 30, 1999.

                                       (18)

Non-Interest Income. Non-interest income increased $278,000, or 113%, to $523,000 for the three months ended September 30, 1999 from $245,000 for the same period in the prior year. The primary reason for the increase was a
$173,000 gain on sale of investment real estate.   In addition, income from
deposit accounts increased $94,000 due to strong growth in core deposits as well as an improved fee schedule.

Non-Interest Expense. Non-interest expense increased $606,000, or 32.4% to $2.5 million for the three months ended September 30, 1999, from $1.9 million for the comparable period in 1998. The increase is primarily attributable to an increase in employee compensation and benefits of $425,000. The Company's MRDP began on October 8, 1999 and, accordingly, $95,000 of non-cash compensation expense related to the plan was included in the quarter ended September 30, 1999. The remaining increase was due to staff additions, salary increases and an increase in the cost of employee benefits that includes health insurance. Staff additions were primarily to facilitate planned expansion. The remaining $181,000 of increased non- interest expense included a $29,000 increase in occupancy and equipment expense due to a branch addition and the purchase of personal computer software and upgrades. Similarly, depreciation expense increased $38,000 due to the addition of technological upgrades and the completion of the new Burns branch in October 1998. Customer account expense increased $41,000 due to the increase in core deposit accounts and loan growth. Supplies, postage and telephone increased $83,000 due to the addition of new and more efficient phone lines to outlying branches, an increase in transaction volume requiring more paper supplies and additional postage for statement mailings to an increased number of accounts.

Income Taxes.   The provision for income taxes decreased $113,000 for the
three months ended September 30, 1999 compared with the same period in the prior year. The decrease was attributable to a lower level of net income before taxes as well as interest income earned on municipal bonds, which is not entirely included in federal taxable income.

Item No. III

Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 1999, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 1999.

                                       (19)

                    PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          The Bank is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Bank.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable.

Item 5.   Other Information
          -----------------
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          3(a)  Articles of Incorporation of the Registrant*
          3(b)  Bylaws of the Registrant*
          10(a) Employment Agreement with Jerry F. Aldape**
          10(b) Severance Agreement with Nadine J. Johnson**
          10(c) Severance Agreement with William H. Winegar**
          10(d) Employment Agreement with Zane Lockwood****
          10(e) Severance Agreement with Thomas F. Bennett****
          10(f) Severance Agreement with Jerry Kincaid****
          10(g) Employee Severance Compensation Plan**
          10(h) Pioneer Bank, a Federal Savings Bank Employee Stock Ownership
                Plan**
          10(i) Pioneer Bank, a Federal Savings Bank 401(k) Plan*
          10(j) Pioneer Bank Director Emeritus Plan***
          10(k) 1998 Stock Option Plan***
          10(l) 1998 Management Recognition and Development Plan***
            21  Subsidiaries of the Registrant****
            27  Financial Data Schedule

----------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333- 30051), as amended.
** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998
     Annual Meeting of Shareholders.
**** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
     (b)  Reports on Form 8-K
          No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                       (20)

                             SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.


Date:  November 8, 1999         By:   /s/ Jerry F. Aldape
                                      -------------------------------
                                      Jerry F. Aldape, President and
                                      Chief Executive Officer


Date:  November 8, 1999         By:   /s/ Nadine J. Johnson
                                      -----------------------------------
                                      Nadine J. Johnson, Chief Financial
                                      Officer

                                       (21)