Form 10-Q
period 1999-12-31
OREGON TRAIL FINANCIAL CORP
filed 2000-02-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 1999

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               Commission File Number:  0-26556

                 OREGON TRAIL FINANCIAL CORP.
   (Exact name of registrant as specified in its charter)


Oregon                                             91-1829481
------------------------------------------------------------------------------
State or other jurisdiction of             (I.R.S. Employer or organization
 incorporation                             Identification Number)


2055 First Street, Baker City, Oregon                          97814
-------------------------------------                    ---------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:      (541) 523-6327
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

     As of February 10, 1999, there were issued and outstanding 3,421,592 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded and listed on the Nasdaq National Market under the symbol "OTFC".

             OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

                          TABLE OF CONTENTS


Part I.    Financial Information

Item I.    Financial Statements (Unaudited)                          Page

           Consolidated Balance Sheets                                 2
           as of December 31, 1999 and March 31, 1999

           Consolidated Statements of Income; For the                  3
           Three and Nine Months Ended December 31,
           1999 and 1998

           Consolidated Statements of Shareholders' Equity
           (For the Nine Months Ended December 31, 1999
           and for the Year Ended March 31, 1999).                    4

           Consolidated Statements of Cash Flows (For the
           Nine Months Ended December 31, 1999 and 1998)            5 - 6

           Notes to Consolidated Financial Statements               7 - 10

Item II.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations            11-18

Item III.  Quantitative and Qualitative Disclosures
           about Market Risk                                          18

Part II.   Other Information

Item 1.    Legal Proceedings                                          19

Item 2.    Changes in Securities and Use of Proceeds                  19

Item 3.    Defaults Upon Senior Securities                            19

Item 4.    Submission of Matters to a Vote of Security Holders        19

Item 5.    Other Information                                          19

Item 6.    Exhibits and Reports on Form 8-K                           19

Signatures                                                            20

                      OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 31, 1999 and MARCH 31, 1999
                                   (UNAUDITED)
                        ($ in thousands except share data)
                                                    December 31,   March 31,
                                                         1999          1999
ASSETS                                              -------------  ---------
Cash and due from banks (including
  interest earning accounts of $5,705 and $4,520)      $8,667         $6,276

Securities:
  Available for sale, at fair value (amortized cost:
    $124,287 and $98,527)                             119,148         98,336
  Held to maturity, at amortized cost (fair value:
    $0 and $9,518)                                          0          9,338
Loans receivable, net of allowance for loan
  losses of $1,351 and $1,228                         217,350        185,747
Accrued interest receivable                             2,188          2,012
Premises and equipment, net                             9,291          7,825
Stock in Federal Home Loan Bank of Seattle, at cost     3,639          3,221
Real estate owned and other repossessed assets             14             37
Net deferred tax asset                                  1,306              0
Other assets                                            1,118            681
                                                     --------       --------
TOTAL ASSETS                                         $362,721       $313,473
                                                     ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Interest-bearing                                   $105,984        $88,245
  Noninterest-bearing                                  15,775         11,594
  Time certificates                                   114,299         99,750
                                                     --------       --------
    Total deposits                                    236,058        199,589

Advances from Federal Home Loan Bank of Seattle        70,675         50,250
Accrued expenses and other liabilities                  1,975          2,399
Net deferred tax liability                                  0            455
Advances from borrowers for taxes and insurance           139            697
                                                     --------       --------
Total liabilities                                     308,847        253,390

SHAREHOLDERS' EQUITY
Preferred Stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding               0              0
Common stock - $.01 par value; 8,000,000 shares
 authorized December 31, 1999, 4,694,875 issued,
 3,421,592 outstanding; March 31, 1999, 4,694,875
 issued, 3,763,564 outstanding                             38             42
Additional paid-in capital                             33,227         38,357
Retained earnings (substantially restricted)           27,471         26,206
Unearned shares issued to the Employee Stock
 Ownership Plan                                        (2,549)       (2,951)
Unearned shares issued to the Management Recognition
 and Development Plan                                  (1,146)       (1,453)
Accumulated other comprehensive income loss            (3,167)         (118)
                                                     --------       --------
Total shareholders' equity                             53,874         60,083

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $362,721       $313,473
                                                     ========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

                   OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)
                    ($ in thousands except per share data)
                      3 Mos Ended    3 Mos Ended    9 Mos Ended    9 Mos Ended
                        31-Dec-99      31-Dec-98      31-Dec-99      31-Dec-98
INTEREST INCOME       -----------    -----------    -----------    -----------
Interest and fees
 on loans receivable      $4,291         $3,589        $12,292        $19,449
Securities:
  Mortgage-backed and
    related securities     1,422          1,091          3,747          2,600
  U.S. government and
    government agencies      586            799          1,789          2,024
Federal Home Loan Bank
  of Seattle dividends        61             61            179            176
                       ---------      ---------      ---------      ---------
Total interest income      6,360          5,540         18,007         15,249

INTEREST EXPENSE:
Deposits                   2,250          1,818          6,184          5,432
Federal Home Loan Bank
 of Seattle advances         873            337          2,272            352
                       ---------      ---------      ---------      ---------
Total interest expense     3,123          2,155          8,456          5,784

Net interest income        3,237          3,385          9,551          9,465

PROVISION FOR LOAN
 LOSSES                      (12)            82            118            277
                       ---------      ---------      ---------      ---------
Net interest income
  after provision for
  loan losses              3,249          3,303          9,433          9,188

NONINTEREST INCOME:
Service charges on
  deposit accounts           290            185            817            530
Loan servicing fees          102            107            272            259
Other Income (expense)        14              9            182             (5)
                       ---------      ---------      ---------      ---------
Total noninterest income     406            301          1,271            784

NONINTEREST EXPENSE:
Employee compensation
  and benefits             1,563          1,252          4,452          3,370
Supplies, postage,
  and telephone              227            129            636            390
Depreciation                 173            128            483            357
Occupancy and equipment      176            110            462            336
FDIC insurance premium        32             29             91             90
Customer accounts            102             71            281            210
Advertising                  124            107            371            316
Professional fees             53             72            147            192
Other                        208            139            555            443
                       ---------      ---------      ---------      ---------
Total noninterest
 expense                   2,658          2,037          7,478          5,704

Income before
  income taxes               997          1,567          3,226          4,268

PROVISION FOR INCOME
  TAXES                      355            616          1,174          1,711
                       ---------      ---------      ---------      ---------
NET INCOME                  $642           $951         $2,052         $2,557
                       =========      =========      =========      =========
Basic Earnings
  per share                $0.18          $0.24          $0.57          $0.62
Diluted Earnings           $0.18          $0.23          $0.54          $0.61
  per share
Weighted average
  common shares
  outstanding:
   Basic               3,486,408      3,930,501      3,593,967      4,149,459
   Diluted             3,655,537      4,111,864      3,781,177      4,210,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                       (3)


                                       OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND THE YEAR ENDED MARCH 31, 1999
                                                        (UNAUDITED)
                                              ($ in thousands except share data)

                                                                     Unearned
                                                                     Shares
                                                          Unearned   Issued to
                                                          Shares     Management       Accumu-
                                                          Issued to  Recogni-         lated
                                                          Employee   tion             Other
                                                          Stock      and      Compre- Compre-
                                     Additional           Owner-    Develop-  hensive hensive
                      Common Stock    Paid-In   Retained  ship       ment     Income  Income
                    Shares    Amount  Capital   Earnings  Trust      Plan     (Loss)  (Loss)    Total
                    ------    ------  -------   --------  -----      ----     ------  ------    -----
Balance, April 1,
 1998              4,346,113   $47    $45,885   $23,968   $(3,488)       $0              $889   $67,301

Net income                                        3,154                       $3,154              3,154
Cash dividends
 paid                                              (916)                                           (916)
Stock repurchased   (488,883)   (6)    (9,355)                                                   (9,361)
Stock repurchased
 and issued to
 MRDP Trust         (147,322)    1      1,641                        (1,642)                          0
Earned ESOP shares    53,656              186                 537                                   723
Earned MRDP shares                                                      189                         189
Unrealized loss
 on securities
 available for
 sale, net of tax                                                             (1,007)  (1,007)   (1,007)
                                                                              ------
Comprehensive
 income                                                                       $2,147
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance, March
 31, 1999          3,763,564    42     38,357    26,206    (2,951)   (1,453)             (118)   60,083

Net income                                        2,052                       $2,052              2,052
Cash dividends
 paid                                              (787)                                           (787)
Stock
 repurchased        (416,228)   (4)    (5,210)                                                   (5,214)
Earned ESOP
 shares               40,242               80                 402                                   482
Earned MRDP shares    34,014                                            307                         307
Unrealized loss
 on securities
 available for
 sale, net of tax                                                             (3,049)  (3,049)   (3,049)
                                                                              ------
Comprehensive loss                                                             ($997)
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance,
 December
 31, 1999          3,421,592   $38    $33,227   $27,471   ($2,549)  ($1,146)          ($3,167)  $53,874
                   =========   ===    =======   =======   =======   =======           =======   =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                         (4)

                   OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (UNAUDITED)
                               ($ in thousands)

                                                       31-Dec-99    31-Dec-98
CASH FLOWS FROM OPERATING ACTIVITIES                   ---------    ---------
 Net income                                               $2,052       $2,557
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                               483          357
  Compensation expense related to ESOP                       482          550
  Compensation expense related to MRDP                       307           95
  Amortization of deferred loan fees, net                   (146)        (208)
  Provision for loan losses                                  118          277
  Amortization (accretion) of premiums/discounts
   on investments and loans purchased                        143         (470)
  Federal Home Loan Bank of Seattle dividends               (179)        (176)
  Gain on sale of real estate owned                          (16)           0
  Loss on sale of premises and equipment                       9            0
Changes in assets and liabilities:
  Accrued interest receivable                               (176)        (136)
  Other assets                                              (305)         526
  Accrued expenses and other liabilities                    (424)         240
                                                       ---------    ---------
Net cash provided by operating activities                  2,348        3,612
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                     (106,583)     (64,223)
  Loan principal repayments                               84,346       43,436
  Loans purchased                                         (9,520)      (4,653)
  Purchase of stock in Federal Home Loan Bank
   of Seattle                                               (238)           0
  Purchase of securities available for sale              (32,865)     (58,897)
  Proceeds from maturity of securities available for
   sale                                                    5,004       25,200
  Principal repayments of securities available for sale   11,396        5,834
  Principal repayments of securities held to maturity          0        2,992
  Proceeds from sales of real estate owned                   124          313
  Proceeds from sales of premises and equipment              212          148
  Purchases of premises and equipment                     (2,169)      (2,241)
                                                       ---------    ---------
Net cash used in investing activities                    (50,293)     (52,091)
                                                       ---------    ---------

                                       (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net of withdrawals               $36,469       $5,595
  Change in advances from borrowers for taxes and
   insurance                                                (558)        (613)
  Proceeds from Federal Home Loan Bank of Seattle
   advances                                              411,558       83,050
  Repayment of Federal Home Loan Bank of Seattle
   advances                                             (391,133)     (42,550)
  Payment of cash dividend                                  (787)        (677)
  Stock repurchase                                        (5,214)      (7,702)
                                                       ---------    ---------
Net cash provided by financing activities                 50,335       37,103
                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,391      (11,376)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             6,276       20,311
                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $8,667       $8,935
                                                       =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings                 $8,042       $5,475
Income taxes                                               1,025        1,951

Noncash investing activities:
Transfer of loans to foreclosed real estate
 and other repossessed assets                                 84            0
Unrealized gain (loss) on securities available
 for sale, net of tax                                     (3,049)        (572)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (6)

                 OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. and Subsidiary's (the "Company") financial condition as of December 31, 1999 and March 31, 1999, and the results of its operations for the three and nine months ended December 31, 1999 and 1998 and of cash flows for the nine months ended December 31, 1999 and 1998. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders filed as an exhibit to the Company's Form 10-K for the year ended March 31, 1999. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   REORGANIZATION

     On October 3, 1997, Pioneer Bank, A Federal Savings Bank (the "Bank") completed a mutual-to-stock conversion. The Company sold 4,694,875 shares of common stock at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,681,982 of Paid in Capital. The Common Stock and Paid in Capital at December 31, 1999 are partially offset by the unissued ESOP shares and unissued Management Recognition and Development Plan ("MRDP") shares.

     The Company purchased all of the stock of the Bank for one- half of the net investable proceeds of the offering. The retained earnings of the Company represent all prior earnings of the Bank as a mutual savings bank and all earnings since the conversion.

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

4.   ALLOWANCE FOR LOAN LOSSES

Activity in allowance for loan losses is summarized as follows for the year ended March 31, 1999 and for nine months ended December 31, 1999:

                            December 31, 1999    March 31, 1999
                             (in thousands)      (in thousands)
                            -----------------    --------------
Balance, beginning of
period                            $ 1,228            $   847
Charge-offs                           (26)              (115)
Recoveries                             31                 13
Provision for loan losses             118                483
                                  -------             ------
Balance, end of period            $ 1,351             $1,228
                                  =======             ======

5.   ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at December 31, 1999 consisted of 19 term advances varying in length from six days to 45 months totaling $65.6 million and a variable rate overnight advance amounting to $5.1 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at December 31, 1999:

Due in less than one year:
--------------------------

Amount               Range of Interest     Weighted Average
                         Rates              Interest Rate
-----------------------------------------------------------
$58,175,000           4.50% - 5.87%              5.04%


Due within one to five years:
-----------------------------

Amount               Range of Interest     Weighted Average
                         Rates              Interest Rate
-----------------------------------------------------------

$12,500,000           4.93% - 5.29%              5.11%

                                       (8)

6.   SHAREHOLDERS' EQUITY

     In May 1999, the Company received a non-objection response from the Office of Thrift Supervision ("OTS") to a request to repurchase 5% of its outstanding shares, or 210,299 shares. The Company completed the repurchase under this program on July 29, 1999 at an average price of $13.03. The repurchase resulted in a $2,103 reduction in common stock and a $2,740,000 reduction in paid-in-capital. Shares repurchased in this program have been retired.

     In September 1999, the Company received a non-objection response from the OTS to a request to repurchase 5% of its outstanding shares, or 199,785 shares. The Company repurchased the shares under this program between November 2 and 18, 1999 at an average price of $12.03. The repurchase resulted in a $1,998 reduction in common stock and a $2,403,000 reduction in paid-in-capital. Shares repurchased in this program have been retired. In addition, the Company repurchased 6,142 shares by withholding for payroll taxes from shares vesting under the MRDP. The shares were repurchased at $11.18 per share.

7.   EARNINGS PER SHARE

     Shares held by the Company's ESOP that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted Earnings Per Share ("EPS"). Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                                    For the Three            For the Nine
                                    Months Ended             Months Ended
                                    December 31,             December 31,
-----------------------------------------------------------------------------
                                   1999      1998           1999       1998
-----------------------------------------------------------------------------
Weighted average common
shares outstanding - basic      3,486,408  3,930,501     3,593,967  4,149,459
-----------------------------------------------------------------------------
Effect of Dilutive Securities
on Number of Shares:
                  MRDP shares     119,858    136,113       138,134     45,536
-----------------------------------------------------------------------------
                Stock Options      49,271     45,250        49,076     15,138
-----------------------------------------------------------------------------
Total Dilutive Securities         169,121    181,363       187,210     60,674
-----------------------------------------------------------------------------
Weighted average common
shares outstanding - with
dilution                        3,655,537  4,111,864     3,781,177  4,210,133
-----------------------------------------------------------------------------

8.   REGULATORY CAPITAL

     The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at December 31, 1999 and March 31, 1999.
                                       (9)

As of December 31, 1999:
                                                             Categorized as
                                                           "Well Capitalized"
                         Actual           For Capital         Under Prompt
                     (In Thousands)         Adequacy           Corrective
                                            Purposes         Action Provision
                                         (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
                    Amount     Ratio     Amount    Ratio     Amount     Ratio
As of December
 31, 1999:

Total Capital:
 (To Risk Weighted
 Assets)           $ 53,901    29.0%    $ 14,849    8.0%    $ 18,562    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)             52,550    28.3        N/A      N/A       11,137     6.0
Tier I Capital:
 (To Tangible
 Assets)             52,550    14.4       14,616    4.0       18,271     5.0
Tangible Capital:
 (To Tangible
 Assets)             52,550    14.4        5,418    1.5        N/A       N/A

As of March 31, 1999
                                                             Categorized as
                                                           "Well Capitalized"
                         Actual           For Capital         Under Prompt
                     (In Thousands)         Adequacy           Corrective
                                            Purposes         Action Provision
                                         (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
                    Amount     Ratio     Amount    Ratio     Amount     Ratio
As of March 31,
 1999:

Total Capital:
 (To Risk Weighted
 Assets)           $ 51,516    33.1%    $ 12,455    8.0%    $ 15,569    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)             50,288    32.3        N/A      N/A        9,342     6.0
Tier I Capital:
 (To Tangible
 Assets)             50,288    16.1       12,521    4.0       15,652     5.0
Tangible Capital:
 (To Tangible
 Assets)             50,288    16.1        4,695    1.5         N/A      N/A


9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective April 1, 1999, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and disclosure requirements for derivative instruments, including certain derivative instruments embedded in other financial instruments, and for hedging activities. The Company does not have any derivative instruments that meet the scope of this statement. The statement also allows, on the date of initial application, an entity to transfer any held to maturity securities into the available for sale or trading categories. The Company transferred all held to maturity securities with a book value and fair value of $9,338,000 and $9,518,000, respectively, to its available for sale portfolio. The transfer was recorded as a direct increase to other comprehensive income of $111,000 (net of income tax of $69,000).

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

General

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At December 31, 1999, the Company had total assets of $362.7 million, total deposits of $236.1 million and shareholders' equity of $53.9 million. The Company is currently not engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

The Bank was organized in 1901. It is regulated by the OTS and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a member of the FHLB of Seattle, conducting its business through eight office facilities, with it's headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union,
Baker, Malheur, Harney and Grant in Eastern Oregon.  On May     3, 1999 the
Company opened a branch in Vale, Oregon located in Malheur County to better serve the customers in that county. The grand opening of the new permanent facility in Vale was celebrated on October 15, 1999. On February 4, 2000, the Company announced jointly with Western Bank, a division of Washington Mutual, Inc., that it has entered into an agreement to purchase Western Bank's Pendleton Branch. The transaction is subject to regulatory approval and if approved will expand the Company's market to Umatilla County. Online banking services including bill payment are available through the Bank's transactional website www.pioneerbankfsb.com.

                                       (11)

As a traditional, community-oriented savings bank, the Company focuses on customer service within its principal market area. The Company's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one-to-four family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. At December 31, 1999, one to four family residential mortgage loans totaled $126.2 million, or 57.7% of total loans receivable. The Company began supplementing its traditional lending activities in 1996 with the development of commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. The Company has hired experienced commercial lending officers familiar with its primary market area in an attempt to develop commercial business and agricultural lending and to expand the purchase of dealer-originated automobile contracts. As a result of these activities at December 31, 1999 the Company had agricultural loans of $17.1 million, commercial business loans of $15.4 million, commercial real estate loans of $16.0 million, and automobile loans of $18.4 million (including $14.6 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable based upon the Wall Street Journal prime rate or the current five-year Treasury note yield. Commercial (including both commercial real estate and commercial business) and agricultural loans outstanding totaled $27.9 million and $12.2 million, respectively, at March 31, 1999 and increased to $31.4 million and $17.1 million, respectively, at December 31, 1999. The Company has also increased origination of shorter-term consumer loans, increasing auto loans from $11.8 million at March 31, 1999 to $18.4 million at December 31, 1999.

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

                                       (12)

In conducting its review, the committee used the OTS Year 2000 checklist and the Federal Financial Institutions Examination Council ("FFIEC") guidelines for Year 2000 project management.

The final phase of the project was completed in September 1999 with total costs of approximately $375,000, which was very close to the Bank's initial estimate. The replacement equipment and software was capitalized and depreciated in accordance with the Company's normal accounting policies.

The Company experienced no known material Year 2000 issues as a result of the century date change. All computers, computer software and equipment utilizing embedded microprocessors functioned as expected. Ongoing monitoring efforts will continue to ensure that all systems operate properly as other Year 2000 milestone dates are reached. While there can be no assurance that all Year 2000 issues have been addressed and corrected, the Company's management is confident that systems will continue to operate normally with minimal disruption of normal service levels.

Changes in Financial Condition

At December 31, 1999, the consolidated assets of the Company totaled $362.7 million, an increase of $49.2 million, or 15.7%, from $313.5 million at March 31, 1999. The primary reason for the increase was a $31.6 million increase in net loans receivable and an $11.5 million increase in securities. The increase in assets was funded by a $36.5 million increase in deposits and a $20.4 million increase in FHLB borrowings.

Net loans receivable increased by $31.6 million, or 17.0%, to $217.4 million at December 31, 1999 compared to $185.7 million at March 31, 1999. The increase was primarily the result of continued new loan demand for all types of loans exceeding loan repayments.

Nonperforming assets, consisting of non-accruing loans, real estate owned and other repossessed assets, increased $219,000 from $175,000 at March 31, 1999 to $394,000 at December 31, 1999, primarily due to an increase of $242,000 in nonaccrual loans from $138,000 at March 31, 1999 to $380,000 at December 31, 1999 partially offset by a decrease of $37,000 in Real Estate Owned from $37,000 at March 31, 1999 to none at December 31, 1999. Nonperforming assets were .11% of total assets at December 31, 1999 and .06% of total assets at March 31, 1999. The allowance for loan losses was 356% of nonperforming loans at December 31, 1999, compared to 890% at March 31, 1999.

Investment securities increased $11.5 million, from $107.7 million at March 31, 1999 to $119.1 million at December 31, 1999. The increase included the purchase of $27.1 million of fixed rate government agency mortgage backed securities, $4.5 million of government agency medium term notes and $1.3 million of AAA rated municipal bonds of several Oregon municipalities. These increases were offset by $5.0 million of government agency medium term notes that were either called or matured, $11.4 million of principal repayments on government agency mortgage backed securities and a $4.9 million decrease in market value. During the

                                       (13)
nine month period $9.3 million of securities classified as held to maturity were reclassified to available for sale as allowed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Deposits increased $36.5 million, or 18.3%, from $199.6 million at March 31, 1999 to $236.1 million at December 31, 1999. The increase is attributable to increases of $21.9 million in checking and savings deposits and $14.6 million in certificates of deposit ("CD"). The Company conducted an aggressive deposit campaign from March 15, 1999 to May 15, 1999. A feature of the campaign was a special 20-month CD to lengthen the term of deposits past January 1, 2000. Approximately $14.0 million was received in the 20 month CD during the campaign. Other featured deposits were the money market checking and the six-month CD. The Company gained many relationship accounts during the campaign as customers also moved their checking account balances when
opening other types of accounts.   Another campaign in the fall featuring a
six-month CD with maturity dates past January 1, 2000 attracted $7.7 million in deposits. The new branch in Vale, which opened May 3, 1999, had $6.7 million in deposits at December 31, 1999. Advances from borrowers for taxes and insurance decreased $558,000 from $697,000 at March 31, 1999 to $139,000 at December 31, 1999 due to the payment of annual property taxes in November. The Company had $70.7 million in advances from the FHLB at December 31, 1999 compared to $50.3 million at March 31, 1999. The increased borrowings were used to fund loan growth and investment purchases. The Company had net deferred tax liabilities at March 31, 1999 of $455,000 compared to net deferred tax assets of $1.3 million at December 31, 1999. The change of $1.8 million is attributable to the tax effect of the market valuation of securities available for sale.

Total shareholders' equity decreased $6.2 million to $53.9 million at December 31, 1999 from $60.1 million at March 31, 1999. The decrease is primarily due to the repurchase of 416,228 of outstanding shares from May through November 1999 at a total cost of $5.2 million. The repurchase reduced common stock by $4,000 and paid in capital by $5.2 million. Shares repurchased during the nine month period ended December 31, 1999 were retired. Cash dividends paid of $787,000 also reduced shareholders' equity as did the $3.0 million charge to accumulated other comprehensive income for the market valuation on securities available for sale. These reductions to shareholders' equity were partially offset by net income of $2.1 million.

                           Results of Operations

Comparison of Nine Months Ended December 31, 1999 and 1998

General. The decrease in net income of $505,000 was primarily due to an increase in non-interest expense partially offset by increased non-interest income and increased net interest income. Non-interest income increased $487,000, or 62.1%, comparing the nine-month period ended December 31, 1999 to the same period in the prior year. Net interest income increased $86,000, or
 .9% while interest income increased $2.8 million, or 18.1%, and interest expense increased $2.7 million, or 46.2%. The provision for loan losses decreased $159,000, or 57.4%. Non-interest expense increased $1.8 million, or 31.1%, and income taxes decreased $537,000, or 31.4%. This resulted in net income decreasing by $505,000, or 19.7%, for the nine months ended December 31, 1999 compared to the same period in 1998.

                                       (14)

Interest Income. The increase of $2.8 million in interest income was generated by an additional $67.3 million in average interest earning assets for the nine months ended December 31, 1999 compared to the same period in 1998. The increase in average interest earning assets was primarily due to increases in the average loan portfolio of $40.2 million and the average investment portfolio of $30.3 million.

The average yield on interest earning assets decreased from 7.84% for the nine months ending December 31, 1998 to 7.36% for the same period in 1999. The decrease in the average yield was primarily due to the $30.3 million increase in the average balance of investments, comprised of medium term government agency notes and fixed rate government agency mortgage backed securities yielding at a lower rate. The increase in the average balance also included the purchase of $9.9 million of AAA rated municipal bonds of Oregon municipalities. The yield on these bonds is typically much lower before taxes due to the tax benefits derived from holding the bonds. When these tax benefits are considered the "tax equivalent" yield is typically comparable to or better than U.S. Government agency medium term notes. In addition, there was a significant amount of mortgage refinance activity during the time between the nine months ended December 1998 and the nine months ended December 1999.

Interest Expense. Interest expense on savings deposits increased $752,000 for the nine months ended December 31, 1999 compared to the same period of 1998. Average deposits increased by $31.8 million for the same period. The average interest cost of deposits declined nine basis points from 3.81% for the nine months ended December 31, 1998 to 3.72% for the same period in 1999. The cost of deposits declined primarily due to an increased balance of lower costing core deposits in the deposit mix. The average cost of all funds including FHLB borrowings increased by 17 basis points from 3.87% for the nine months ended December 31, 1998 to 4.04% for the same period in 1999. The reason for the increase was a $48.5 million increase in the average balance of FHLB borrowings. The average cost of FHLB borrowings for the nine-month period ending December 31, 1999 was 5.23%. The increased borrowings were used to fund increases in average interest earning assets.

Provisions for Loan Losses. The provision for loan losses was $118,000 and net recoveries amounted to $5,000 during the nine months ended December 31, 1999 compared to a provision for loan losses of $277,000 and net charge offs of $52,000 for the nine-month period ended December 31, 1998. The allowance for loan losses totaled $1.4 million, or .62% of total loans at December 31, 1999 compared to $1.2 million, or .66% of total loans at March 31, 1999. The provisions for loan losses are charges to earnings to bring the total allowance for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Considering the aforementioned factors, management deemed the allowance for loan losses adequate at December 31, 1999.

Non-Interest Income. Non-interest income increased $487,000, or 62.1%, for the nine months ended December 31, 1999 to $1.3 million compared to $784,000 for the same period

                                       (15)
in 1999. The primary reason for the increase was a $287,000, or 54.2%, increase in income from deposit accounts due to increased numbers of core deposits, as well as an improved fee schedule. Also contributing to the increase was a $173,000 gain on sale of investment real estate.

Non-Interest Expense. Non-interest expense increased $1.8 million, or 31.1%, to $7.5 million for the nine months ended December 31, 1999, from $5.7 million for the comparable period in 1998. The increase is primarily attributable to an increase in employee compensation and benefits expense of $1.1 million.
The Company's MRDP began on October 8, 1998 and, accordingly, $307,000 of non-cash compensation expense related to the plan was included in the nine months ended December 31, 1999 compared to only $94,000 for the nine months ended December 31, 1998. The remaining increase was due to staff additions including staffing for the new Vale branch, salary increases and an increase in the cost of employee benefits that includes health insurance. Staff additions were primarily to facilitate current and planned expansion. The remaining $692,000 of increased non-interest expense included a $126,000 increase in occupancy and equipment expense due to the addition of one branch and the purchase of software upgrades for personal computers that are expensed as purchased. Similarly, depreciation expense increased $126,000 due to the addition of technological upgrades and the completion of the new Burns branch in October 1998 and the Vale branch in October 1999. Expenses related to customer accounts increased $71,000 due to the growth in core deposit accounts. Other expense increased $112,000 primarily due to employee moving expenses. Supplies, postage and telephone expenses increased $246,000 due to forms purchased in the first quarter related to the new centralized proof process, the addition of upgraded phone lines to outlying branches and additional postage for statement mailings to an increased number of accounts and additional courier service related to centralization of the proof process.

Income Taxes. The provision for income taxes decreased $537,000 for the nine months ended December 31, 1999 compared with the same period in 1998. The decrease was attributable to a lower level of net income before taxes as well as interest income earned on municipal bonds, which is not entirely included in federal taxable income.

Comparison of Three Months Ended December 31, 1999 and 1998

General. The decrease in net income of $309,000 was primarily due to an increase in non-interest expense partially offset by increased non-interest income. Net interest income decreased $148,000, or 4.4%, comparing the three-month period ended December 31, 1999 to the same period in 1998. Interest income increased $820,000 while interest expense increased $968,000. Non-interest income increased $105,000 while the provision for loan losses decreased $94,000. Non-interest expense increased $621,000, and income taxes decreased $261,000. This resulted in net income decreasing by $309,000, or 32.5% for the three months ended December 31, 1999 compared to the same period in 1998.

Interest Income. The increase of $820,000 in interest income was generated by an additional $62.7 million in average interest earning assets for the three months ended December 31, 1999 compared to the same period in 1998. The increase in average interest earning assets was

                                       (16)
primarily due to increases in the average loan portfolio of $42.5 million and the average investment portfolio of $23.8 million.

The average yield on interest earning assets decreased from 7.90% for the three months ending December 31, 1998 to 7.42% for the same period in 1999. The decrease in the average yield was primarily due to the $23.8 million increase in the average balance of investments, mostly medium term government agency notes and fixed rate government agency mortgage backed securities yielding at a lower rate. The increase in the average balance included the purchase of $10.1 million of AAA rated municipal bonds of Oregon municipalities. The yield on these bonds is typically much lower before taxes due to the tax benefits derived from holding the bonds. When these tax benefits are considered the "tax equivalent" yield is typically comparable to or better than US Government agency medium term notes. In addition, there was a significant amount of mortgage refinance activity in the time period between the two quarters. Mortgage loans and higher yielding consumer loans were refinanced at lower rates.

Interest Expense. Interest expense on savings deposits increased by $432,000 for the three months ended December 31, 1999 compared to the same period of 1998. Average deposits increased by $41.4 million for the same period. The average interest paid on deposits increased eight basis points from 3.73% for the three months ended December 31, 1998 to 3.81% for the same period in1999. The average cost of deposits increased primarily due to an increase in the rates paid on CD's. The cost of all funds including FHLB borrowings increased by 28 basis points from 3.89% for the quarter ended December 31, 1998 to 4.17% for the same period in 1999. The reason for the increase was a $36.6 million increase in the average balance of FHLB borrowings which are at a higher cost than deposits. The average cost of borrowings for the quarter ended December 31, 1999 was 5.47%.

Provision for Loan Losses. The provision for loan losses was credited for $12,000 and net charge offs amounted to $7,000 during the three months ended December 31, 1999 compared to a provision for loan losses of $82,000 and net charge-offs of $21,000 for the three-month period ended December 31, 1998.
The provision was reduced for the quarter due to a decrease in classified assets. At December 31, 1999, the allowance for loan losses was equal to 356% of non-performing loans compared to 890% at March 31, 1999. The decrease in the coverage ratio at December 31, 1999 was the result of an increase in non-performing loans from $138,000 at March 31, 1999 to $380,000 at December 31, 1999. The provisions for loan losses are charges to earnings to bring the total allowance for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The allowance for loan losses totaled $1.4 million, or .62% of total loans at December 31, 1999 compared to $1.2 million, or .66% of total loans at March 31, 1999. Management deemed the allowance adequate at December 31, 1999.

Non-Interest Income. Non-interest income increased $105,000, or 34.9%, to $406,000 for the three months ended December 31, 1999 from $301,000 for the same period in the prior

                                       (17)
year. The increase was due to income from deposit accounts which was up $105,000 due to strong growth in core deposits as well as an improved fee schedule.

Non-Interest Expense. Non-interest expense increased $621,000, or 30.5% to $2.7 million for the three months ended December 31, 1999, from $2.0 million for the comparable period in 1998. The increase is primarily attributable to an increase in employee compensation and benefits of $311,000. The increase was due to staff additions, salary increases and an increase in the cost of employee benefits that includes health insurance. Staff additions were primarily related to the new Vale branch and planned expansion. The remaining $310,000 of increased non-interest expense included a $66,000 increase in occupancy and equipment expense due to a branch addition and the purchase of personal computer software and upgrades. Customer account expense increased $31,000 due to the increase in core deposit accounts and loan growth. Supplies, postage and telephone expenses increased $98,000 due to the addition of upgraded phone lines to outlying branches, an increase in transaction volume requiring more paper supplies, additional postage for statement mailings to an increased number of accounts and the addition of courier service to facilitate centralized proof. Other expense increased $69,000 primarily due to employee moving expenses and increased travel expense. Finally, depreciation increased $45,000 due to building additions and technological upgrades.

Income Taxes. The provision for income taxes decreased $261,000 for the three months ended December 31, 1999 compared with the same period in 1998. The decrease was attributable to a lower level of net income before taxes as well as interest income earned on municipal bonds, which is not entirely included in federal taxable income.

Item No. III

Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended December 31, 1999, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 1999.

                                       (18)

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

--------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
**** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
      (b)   Reports on Form 8-K
            No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                       (19)

                                SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.


Date: February 14, 2000            By: /s/ Zane F. Lockwood
                                       -------------------------------------
                                       Zane F. Lockwood, Acting President
                                       and Chief Executive Officer


Date: February 14, 2000            By: /s/ Nadine J. Johnson
                                       -------------------------------------
                                       Nadine J. Johnson, Chief Financial
                                       Officer

                                       (20)