Form 10-K405
period 2000-03-31
OREGON TRAIL FINANCIAL CORP
filed 2000-06-29
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2000

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

     As of June 19, 2000, there were issued and outstanding 3,317,006 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on June 19, 2000 of $10.94, was $36,281,000.

                   DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended March 31, 2000 ("Annual Report") (Parts I and II).

     2. Portions of Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (Part III).

                                   PART I

Item 1.  Business
-----------------

General

     Oregon Trail Financial Corp. ("Company"), an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Pioneer Bank, A Federal Savings Bank ("Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At March 31, 2000, the Company had total assets of $370.6 million, total deposits of $237.7 million and shareholders' equity of $53.1 million. All references to the Company herein include the Bank where applicable.

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

     In addition to its lending activities, the Bank invests excess liquidity in short to long term U.S. Government and government agency securities and mortgage-backed and related securities issued by U.S. Government agencies. Investment securities and mortgage-backed and related securities constituted 32.9% of total assets at March 31, 2000. See "-- Investment Activities."

Market Area

     The Bank's primary market area encompasses those regions surrounding its offices in Baker, Grant, Harney, Malheur, Union, Wallowa, Wheeler and Umatilla Counties in Oregon and Payette and Washington Counties in Idaho. The Bank's home office is located in Baker City, Oregon with branches in Ontario, John Day, Burns, Enterprise, La Grande, Island City, Vale, and its newest location Pendleton, Oregon, which opened May 30, 2000.

     The principal industries of the market area are agriculture and timber products. The Bank's market area is largely rural, with most of the farms and ranches being relatively small and family owned. The local economies are also dependent on retail trade with lumber, recreation and tourism providing substantial contributions. Major employers in the market area include Confederated Tribes of the Umatilla Indians, Eastern Oregon Correctional Institute, Fleetwood Homes, St. Anthony's Hospital, U.S. Forest Service, Bureau of Land Management, Snake River Correctional Institute, Oregon Department of Transportation, Boise Cascade, Ore-Ida, Grande Ronde Hospital, Holy Rosary Hospital, Powder River Correctional Facility, Treasure Valley Community College, Eastern Oregon University, local school districts and local government.

Lending Activities

     General. The Bank's loan portfolio totaled $220.6 million at March 31, 2000, representing 59.5% of total assets at that date. The Bank concentrates its lending activities within its primary market area. Historically, the Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. To a lesser extent, the Bank makes mortgage loans for the purpose of constructing primarily single-family residences.

     As a result of management's desire to diversify its lending portfolio and satisfy local demand for credit, the Bank has significantly increased its origination of agricultural, indirect dealer and commercial business loans since July

1996. Commercial business and agricultural loans primarily include operating lines of credit and term loans for fixed asset acquisitions.

     The Bank has also been active in the origination of consumer loans, which primarily consist of home equity loans, secured and unsecured and, to a lesser extent, automobile loans, credit card loans, home improvement loans, mobile home loans and loans secured by savings deposits. More recently, the Bank has expanded its purchase of dealer-originated contracts to include those secured by automobiles, motorcycles, all terrain vehicles and recreational vehicles. During the fiscal year ended March 31, 2000, the Bank purchased $80,000 of dealer originated contracts secured by recreational vehicles.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio
(excluding loans held-for-sale) at the dates indicated. The Bank had no concentration of loans exceeding 10%
of total gross loans other than as presented below.

                                             At March 31,                                   At June 30,
             ---------------------------------------------------------------------------  ---------------
                   2000                1999               1998               1997               1996
          -----------------   -----------------  -----------------  -----------------  ---------------
             Amount    Percent   Amount    Percent  Amount    Percent  Amount   Percent   Amount  Percent
             ------    -------   ------    -------  ------    -------  ------   -------   ------  -------
                                                   (Dollars in thousands)
Mortgage Loans:
One-to-four-
 family..... $127,589    57.13%  $109,089  58.00%  $100,740  64.65%  $101,792   71.99%  $101,199   74.71%
Multi-family    2,989     1.34      2,810   1.49      1,194   0.77      1,844    1.30      1,927    1.42
Commercial .   14,808     6.63     13,703   7.29      7,906   5.07      4,768    3.37      4,724    3.49
Agricultural    2,420     1.08      2,240   1.19        725    .47         --      --         --      --
 Construction   3,648     1.63      2,825   1.50      1,616   1.04        853    0.60      1,745    1.29
 Land.......      158      .07        330    .17        297   0.19        223    0.16         14    0.01
  Total      --------   ------   -------- ------   -------- ------   --------  ------   --------  ------
   mortgage
   loans....  151,612    67.88    130,997  69.64    112,478  72.18    109,480   77.42    109,609   80.92
             --------   ------   -------- ------   -------- ------   --------  ------   --------  ------
Consumer Loans:
 Home equity
  and second
  mortgage..   14,983     6.71     16,262   8.65     19,231  12.34     17,514   12.39     12,751    9.41
 Credit card    1,026      .46        949    .50        854   0.55        844    0.60        791    0.58
 Automobile(1) 21,547     9.65     11,843   6.30      5,719   3.67      2,064    1.46      1,405    1.04
 Loans secured
  by deposit
  accounts..      452      .20        416    .22        648   0.42        731    0.52        593    0.44
 Unsecured..    3,414     1.53      2,836   1.50      2,047   1.31      1,611    1.14      4,580    3.38
 Other......    3,190     1.43      2,985   1.59      4,623   2.97      2,627    1.85      2,587    1.91
             --------   ------   -------- ------   -------- ------   --------  ------   --------  ------
  Total
   consumer
   loans....   44,612    19.98     35,291  18.76     33,122  21.26     25,391   17.96     22,707   16.76
             --------   ------   -------- ------   -------- ------   --------  ------   --------  ------
Commercial
 business
 loans......   13,853     6.20     12,031   6.40      5,968   3.83      4,066    2.88      3,142    2.32
             --------   ------   -------- ------   -------- ------   --------  ------   --------  ------
Agricultural
 loans......   13,275     5.94      9,781   5.20      4,254   3.19      2,466    1.74         --      --
             --------   ------   -------- ------   -------- ------   --------  ------   --------  ------
  Total loans 223,352   100.00%   188,100 100.00%   155,822 100.00%   141,403  100.00%   135,458  100.00%
                        ======            ======            ======             ======             ======
Less:
 Undisbursed
  portion of
  loans in
  process...        0                   0               102               769              1,585
 Net deferred
  loan fees.    1,365               1,125             1,035             1,028                985
 Allowance
  for loan
  losses....    1,396               1,228               847               725                541
             --------            --------          --------          --------           --------
  Total
   loans
   receiv-
   able,
   net...... $220,591            $185,747          $153,838          $138,881           $132,347
             ========            ========          ========          ========           ========
------------------
(1) Includes dealer-originated automobile contracts of $17.4 million, $9.3 million and $5.1 million at March
31, 2000, 1999 and 1998, respectively.

                                                         3

     One- to- Four Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to- four family residences located in its primary market area. At March 31, 2000, $127.6 million, or 57.1%, of the Bank's total loan portfolio, consisted of such loans, with an average loan balance of $59,000.

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

     At March 31, 2000, $98.6 million, or 44.1%, of the total loans before net items were fixed rate one- to- four family loans and $29.0 million, or 13.0%, were adjustable rate mortgage loans ("ARM loans"). The Bank currently offers an ARM product for its portfolio which adjusts on the anniversary date of the origination based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank offers discounted ARM loans where the initial interest rate is up to 2.00
percentage points below the prevailing interest rate.   The Bank, however,
qualifies the borrowers on its ARM loans based on the fully indexed rate. The Bank's current ARM loans do not provide for negative amortization and generally provide for annual and lifetime interest rate adjustment limits of 2.0% and 6.0%, respectively.

     At March 31, 2000, $18.7 million, or 27.7% of the Bank's total ARM loans had interest rates that adjusted annually based on the Eleventh District Cost of Funds Index ("COFI"). The COFI is a lagging index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment. In November 1995, the Bank discontinued using the COFI index and began using the one year Treasury constant maturity index.

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

     The Bank requires title insurance insuring the status of its lien on all loans where real estate is the primary source of security. The Bank also requires the maintenance of fire and casualty insurance (and, if appropriate, flood insurance).

     The Bank's one- to- four family residential mortgage loans typically do not exceed 80% of the lower of cost or appraised value of the security property. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 97% of the lower of cost or appraised value of the property securing a one- to- four family residential loan; however, the Bank obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

     Agricultural Lending. Agriculture is a major industry in the Bank's market area. Subject to market conditions, the Bank intends to continue to emphasize agricultural loans. In 1996, the Bank began originating a significant number of loans to finance agricultural needs. This includes collateral secured agricultural loans for the purchase of farmland and equipment. At March 31, 2000, agricultural loans amounted to $15.7 million, or 7.0%, of the total loan portfolio; $2.4 million of these loans were secured by real estate. The Bank has sought to limit its agricultural lending to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural business cycles, reliable cash flow and a willingness to provide the Bank with the necessary financial reporting.

     Agricultural operating loans are made to finance farm operating expenses over the course of a growing season with such loans being typically made in amounts of $500,000 or less. However, the Bank's largest agricultural operating loan had an original commitment of $1.7 million (with $145,000 outstanding at March 31, 2000) which was provided to finance a farming operation that grows mint, grain, and potatoes. This loan was performing in accordance with its terms at March 31, 2000. Agricultural operating loans generally are made as a percentage of the borrower's anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. The variables that effect income during the year are pounds of grain and the fluctuating market prices. In the case of crops, consideration is given to projected yields and prices from each commodity.
The interest rate is normally adjusted monthly based on the prime rate as published in The Wall Street Journal, plus a negotiated margin of up to 2%. Because such loans are made to finance a farm's or ranch's annual operations, they are written on a one-year review and renewable basis. The renewal is dependent upon prior year's performance and the forthcoming year's projections as well as overall financial strength of the borrower. The Bank carefully monitors these loans and prepares monthly variance reports on income and expenses. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

     In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the expected income stream as well as the value of collateral used to secure the loan. Collateral generally consists of cattle or cash crops produced by the farm, such as grains, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Bank may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

     The Bank also originates loans to finance the purchase of farm equipment and will continue to pursue this type of lending in the future. Loans to purchase farm equipment are made for terms of up to seven years. On loans not exceeding five years, fixed rates are established at inception with margins set from 2% to 3.5% above the five-year Treasury Note. On loans in excess of five years, rates are established at inception with margins set from 2% to 3.5% above the five year Treasury Note with adjustments set at three to five years.

     Agricultural real estate loans primarily are secured by first liens on farmland and improvements thereon located in the Bank's market area, to service the needs of the Bank's existing customers. The largest such loan totalled $957,000 at March 31, 2000. Loans are generally written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from 10 to 20 years. Such loans have interest rates that generally adjust at least every five years based upon the current five year Treasury Note, plus a negotiated margin up to 3.5%. Fixed rate loans are granted on terms generally not to exceed five years with rates established at inception based on margins set from 2.0% to 3.5% above the current five year Treasury Note. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower's past performance with the Bank and/or market area.

     Payments on an agricultural real estate loan depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to both economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. Such loans are not made to start up businesses but are generally reserved for profitable operators with substantial equity and proven history. At March 31, 2000, agricultural real estate loans totalled $2.4 million, or 1.1%, of the loan portfolio.

     Among the greatest and more common risks to agricultural lending can be weather conditions and disease. This risk can be mitigated through multi-peril crop insurance. Commodity prices also present a risk which may be reduced by the use of set price contracts. Required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies.

     In addition to the above mentioned risks, the Bank also considers management succession, life insurance and business continuation plans.

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

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the borrower may be required to fund the cost overruns or the Bank may advance funds beyond the amount originally committed to permit completion of the development. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At March 31, 2000, construction loans amounted to $3.6 million, or 1.6%, of the loan portfolio.

     Multi-Family and Commercial Real Estate Lending. The multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio includes loans to finance the construction or acquisition of small office buildings, retail stores, car dealerships. The largest such loan totalled $632,000 at March 31, 2000. At March 31, 2000, the Bank had $3.0 million of multi-family residential and $14.8 million of commercial real estate loans, all of which amounted to 1.3% and 6.6%, respectively, of the total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. Such loans generally are granted on 15 to 20 year terms on an adjustable rate equal to the five year Treasury Note plus a negotiated margin up to 3 1/2% generally with established floors. On fixed rate loans where terms generally do not exceed ten years, rates are established at inception with margins set from 2.0% to 3.5% above the current five year Treasury Note. Because of the inherent risk involved in this type of lending, the Bank generally limits its multi-family and commercial real estate lending to borrowers within its market area who have proven financial histories.

     Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has had prior experience or who are otherwise well known to the Bank. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation. The Bank reviews all significant commercial real estate loans on an annual basis to ensure that the loan meets current underwriting standards. In addition, the Bank underwrites commercial real estate loans at a rate of interest significantly above that carried on the loan at the time of origination to evaluate the borrower's ability to meet principal and interest payments on the loan in the event of upward adjustments to the interest rate on the loan.

     Consumer and Other Lending. The Bank originates a variety of consumer loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2000, the Bank's consumer loans totaled approximately $44.6 million, or 20.0%, of the Bank's total loans. The Bank's consumer loans consist primarily of home improvement and equity loans, automobile loans, boat and recreational vehicle loans, unsecured loans, credit card loans and deposit account loans. The growth of the consumer loan portfolio in the current year consisted primarily of an increase in the origination of indirect dealer automobile loans, as discussed below.

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

     The Bank offers open-ended "preferred" lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines is two to three percentage points above this prime lending rate. In both cases, the rate adjusts monthly. The majority of the approved lines of credit at March 31, 2000 were equal to or less than $25,000. The Bank requires repayment of at least 2% of the unpaid principal balance monthly. At March 31, 2000, approved lines of credit totaled $17.0 million, of which $5.5 million was outstanding.

     The Bank offers closed-end, fixed-rate home equity loans that are made on the security of primary residences. Loans normally do not exceed 80% of the appraised or tax assessed value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years requiring monthly payments of principal and interest. At March 31, 2000, fixed rate home equity loans and second mortgage loans amounted to $11.6 million, or 5.2%, of total loans.

     At March 31, 2000, the Bank's automobile loan portfolio amounted to $21.5 million, or 48.3%, of consumer loans and 9.7% of total loans at such date. Since January 1997, a substantial portion of the Bank's automobile loans have been originated indirectly by a network of approximately 26 automobile dealers located in the Bank's market area and adjacent markets in Oregon and Idaho. Indirect automobile loans accounted for approximately 52.2% of the Bank's total consumer loan originations during the year ended March 31, 2000. The applications for such loans are taken by employees of the dealer, the loans are written on the dealer's contract pursuant to the Bank's underwriting standards using the dealer's loan documents with terms substantially similar to the Bank's. All indirect loans must be approved by specific loan officers of the Bank who have experience with this type of lending. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

     The maximum term for the Bank's automobile loans is 72 months with the amount financed based upon a percent of purchase price. The Bank generally requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee.

     At March 31, 2000, unsecured consumer loans amounted to $3.4 million, or 1.5%, of total loans. These loans are made for a maximum of 36 months or less with fixed rates of interest and are offered primarily to existing customers of the Bank.

     Since December 1992, the Bank has offered credit card loans through its participation as a VISA card issuer. The Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 7%, and the Bank is permitted to change the interest rate quarterly. Processing of bills and payments is contracted to an outside servicer. At March 31, 2000, the Bank had a commitment to fund an aggregate of $5.3 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $1.0 million of credit card loans outstanding, representing .5% of its total loan portfolio. The Bank intends to continue credit card lending and estimates that at current levels of credit card loans, it makes a small monthly profit net of service expenses and write-offs.

     Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 2000, the Bank had $24,000 in consumer loans accounted for on a nonaccrual basis.

     Commercial Business Lending. The Bank originates commercial business loans to small and medium sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Loans are normally made for terms of five years or less, depending on the purpose of the loan and the collateral. Loans to finance operating expenses are made for one year or less. Interest rates adjust at least annually at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin of up to 3%. Loans to finance the purchase of equipment are made for terms generally five years or less at a fixed rate established at inception with margins set from 2% to 3.5% above the five-year Treasury Note. Loans in excess of five years are established at inception with margins set from 2% to 3.5% above the five-year Treasury Note with adjustments set at three to five years. At March 31, 2000, the commercial business loans amounted to $13.9 million, or 6.2%, of the total loan portfolio.

     At March 31, 2000, the largest outstanding commercial business loan was a $1.2 million operating line of credit to a manufacturing company with a balance of $953,000. Such loan was performing according to its terms at March 31, 2000.

     The Bank is an approved Small Business Administration ("SBA") lender and at March 31, 2000, had two SBA loans that totalled $307,000. The Bank also entered into an agreement with the Oregon Economic Development Department in October 1999 to provide loan guarantees on small business loans. As of March 31, 2000, no loans had been made under this program. The Bank intends to continue to originate loans to local businesses within its primary market area using these programs.

     The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value. The Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. Generally, for loans with balances exceeding $250,000, the Bank requires that borrowers and guarantors provide updated financial information at least annually.

     The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of between six months and one year.

     Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral, and personal guarantees of the individuals in the business. In addition, the Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Bank.

     Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 2000, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                       After    After
                                       One Year 3 Years
                             Within    Through  Through    Over
                             One Year  3 Years  5 Years  Five Years   Total
                             --------  -------  -------  ----------   -----
                                           (Dollars in thousands)
Mortgage loans:
 One- to- four family....... $    35   $  515   $ 1,256   $125,783   $127,589
 Multi-family...............      --       --       421      2,568      2,989
 Commercial.................      57      120     1,437     13,194     14,808
 Agricultural...............      --       --        44      2,376      2,420
 Construction...............      --       --        --      3,648      3,648
 Land.......................      --       24        49         85        158

Consumer loans:
 Home equity and second
  mortgage..................     100      929     1,244     12,710     14,983
 Automobile.................      99    2,707    11,156      7,585     21,547
 Credit card................      22       69       102        833      1,026
 Loans secured by deposit
 accounts...................     140      193       104         15        452
 Unsecured..................     204      346       311      2,553      3,414
 Other......................      63      326       694      2,107      3,190

Commercial business loans...   4,260    1,821     3,842      3,930     13,853
Agricultural loans..........   7,491    1,341     2,226      2,217     13,275
                             -------   ------   -------   --------   --------
     Total.................. $12,471   $8,391   $22,886   $179,604   $223,352
                             =======   ======   =======   ========   ========

     The following table sets forth the dollar amount of all loans due after March 31, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                      Fixed         Floating or
                                      Rates      Adjustable Rates
                                      -----      ----------------
                                           (In thousands)
Mortgage loans:
One- to- four family..............  $ 98,572         $28,982
 Multi-family.....................       677           2,312
 Commercial.......................     5,731           9,020
 Agricultural.....................       138           2,282
 Construction.....................     2,863             785
 Land.............................       158              --

Consumer loans:
 Home equity and second mortgage..    11,525           3,358
 Automobile.......................    21,448              --
 Credit card......................        --           1,004
 Loans secured by deposit
  accounts........................       312              --
 Unsecured........................       161           3,049
 Other............................     2,964             163

Commercial business loans.........     6,550           3,043
Agricultural loans................     3,065           2,719
                                    --------         -------
    Total.........................  $154,164         $56,717
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

     Mortgage loan applications are initiated, underwritten and preliminarily approved by loan officers before they are recommended for final review and approval. Individual lending limits and credit approval limits are established for branch and loan center personnel up to $175,000. Commercial lenders' and administrative credit approval limits are established up to $750,000 depending on position and lending knowledge. Loans to borrowers with an aggregate borrowing relationship over $750,000 but less than $1.5 million requires approval of a quorum of the Level 1 Executive Loan Committee. The Loan Committee consists of the President/Chief Executive Officer, Executive Vice President, Senior Commercial Credit Manager, Senior Credit Manager, Credit Manager and six Board members. A quorum of the Level 1 committee consists of one of the President/Chief Executive Officer or Executive Vice President; one of the Senior Commercial Credit Managers, Senior Credit Manager, or Credit Manager and two Board members. Loans to borrowers with an aggregate borrowing relationship in excess of $1.5 million but less than $3 million require the approval of the Level 2 Board Loan Committee, which consists of the same members as the Level 1 Executive Loan Committee, but requires one additional board member. Loans to borrowers with an aggregate borrowing relationship exceeding $3 million require approval by the same Level 1 committee, but with two additional board members.

     Loan Originations, Sales and Purchases. Historically, the Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. In recent periods, the Bank has increased its origination of consumer, commercial business and agricultural loans.

     During the year ended March 31, 2000, the Bank did not sell a material amount of its loans. At March 31, 2000, the Bank was not servicing any loans for investors.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                                       Nine
                                                                      Months
                                                                       Ended
                                           Year Ended March 31,      March 31,
                                    -------------------------------  ---------
                                       2000       1999       1998      1997
                                       ----       ----       ----      ----
                                                  (In thousands)
Loans originated:
 Mortgage loans:
  One- to- four family............  $ 30,112    $ 38,178   $13,718    $ 8,966
  Multi-family....................     1,575       1,736       400         --
  Commercial......................     3,101       4,371       393         --
  Construction....................     6,697       6,713     4,448      2,216
  Land............................        26         155        19        173
 Consumer.........................    13,293      11,611    19,122      8,769
 Commercial business loans........    18,076      20,096     7,860      2,346
 Agricultural loan................    28,519      25,800    10,631      6,352
                                    --------    --------   -------    -------
    Total loans originated........   101,399     108,660    56,591     28,822

Loans purchased:
 One-to four family mortgage......        --          --       203        183
 Dealer-originated automobile
  contracts.......................    14,533       7,338     5,574        389
 Commercial real estate...........        --         366        --         --
                                    --------    --------   -------    -------
     Total loans purchased .......    14,533       7,693     5,777        572

Loans sold:
  Total whole loans sold..........        --          --        --      1,149
                                    --------    --------   -------    -------
     Total loans sold.............        --          --        --      1,149

Loan principal repayments.........    81,088      84,444    47,411     21,711
                                    --------    --------   -------    -------
Net increase in loans receivable,
 net..............................  $ 34,844    $ 31,909   $14,957    $ 6,534
                                    ========    ========   =======    =======

     Loan Commitments. The Bank issues commitments for loans and lines of credit conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At March 31, 2000, the Bank had loan commitments of $39.7 million. See Note 18 of Notes to Consolidated Financial Statements.

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modification, late payments and for miscellaneous service related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a minimum fee or as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accredited and amortized in the same manner. The Bank recognized $107,000, $248,000 and $184,000 of deferred loan fees during the years ended March 31, 2000, 1999 and 1998, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. Generally, the borrowers are allowed to pay up to the 15th day following the due date before the Bank initiates collection procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment.

Contacts are generally made 16 days after the due date. In most cases, delinquencies are cured promptly. If a delinquency continues, additional contact is made through a telephone call by the 20th day. The Bank prefers to work with borrowers to resolve such problems, however, after the 90th day of delinquency, foreclosure or other action is taken in an effort to minimize any potential loss to the Bank.

     When loans are contractually 90 days or more delinquent, they are placed on nonaccrual status. Payments to such nonaccrual loans are applied to principal when collection of the loan principal's doubtful. Loans are reinstated to accrual status when current and collectibility of principal and interest is no longer doubtful.

     The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans at the dates indicated.

                                                                    At June
                                              At March 31,             30,
                                   -------------------------------- --------
                                   2000     1999     1998     1997    1996
                                   ----     ----     ----     -----   ----
                                              (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
 Mortgage loans:
  One- to- four family.........    $ 131    $ 133    $ 258    $ 167    $ 111
 Consumer loans................       24        5       17       23       52
                                   -----    -----    -----    -----    -----
      Total....................      155      138      275      190      163

Accruing loans which are
 contractually past due 90
 days or more..................       --       --       --       --       --
                                   -----    -----    -----    -----    -----
      Total....................       --       --       --       --       --

Total of nonaccrual and 90 days
 past due loans................      155      138      275      190      163

Foreclosed real estate.........       --       37       --       --       13

Other repossessed assets.......        8       --      313       10       34
                                   -----    -----    -----    -----    -----
     Total nonperforming assets    $ 163    $ 175    $ 588    $ 200    $ 210
                                   =====    =====    =====    =====    =====

Restructured loans.............    $  --    $  --    $  --    $  --    $  --
                                   -----    -----    -----    -----    -----

Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net......     0.07%    0.07%    0.18%    0.14%    0.12%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets...............     0.04%    0.04%    0.10%    0.09%    0.08%

Nonperforming assets as a
 percentage of total assets....     0.04%    0.06%    0.22%    0.10%    0.10%

Loans receivable, net.......... $220,591 $185,747 $153,838 $138,881 $132,347

Total assets................... $370,612 $313,473 $263,224 $204,213 $203,457

     An additional $2,000 of interest income would have been recorded for the year ended March 31, 2000, had nonaccruing loans been current in accordance with their original terms.

     Real Estate Acquired in Settlement of Loans. See Note 1 of Notes to Consolidated Financial Statements regarding the Bank's accounting for foreclosed real estate. At March 31, 2000, the Bank had no foreclosed real estate.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "watch" and monitored by the Bank.

     The aggregate amounts of the Bank's classified and watch assets, and of the Bank's general and specific loss allowances at the dates indicated, were as follows:

                                                    At March 31,
                                      --------------------------------------
                                         2000          1999           1998
                                         ----          ----           ----
                                                 (In thousands)

Loss..............................    $    --        $    10       $     15
Doubtful..........................         --              7             --
Substandard assets................      1,656            671            568
Watch.............................      8,545          8,438          1,501

General loss allowances...........      1,396          1,218            832
Specific loss allowances..........         --             10             15

     At March 31, 2000, substandard assets consisted of four one- to- four family mortgage loans, four consumer/dealers loans and 13 commercial/ agricultural loans (four borrowers).

     At March 31, 2000, watch assets consisted of six one- to- four family mortgage loans, eight consumer/dealer loans and 49 commercial/agricultural loans (27 borrowers).

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

     Allowances for losses on specific problem loans and real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgement of management, is impaired. In addition to specific reserves, the Bank also maintains general provisions for loan losses based on the evaluation of known and inherent risks in the loan portfolio, including management's continuing analysis of the factors and trends underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The ultimate recovery of such loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statement. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance on loans and real estate owned. Generally, a provision for losses is charged against income quarterly to maintain the allowance for loan losses.

     At March 31, 2000, the Bank had an allowance for loan losses of $1.4 million, which management believes is adequate to absorb losses inherent in the portfolio. Although management is confident that the basis for making the allowance is sound, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.
                                                                        Year
                                                              Nine      Ended
                                                         Months Ended   June
                                 Year Ended March 31,       March 31,    30,
                                ----------------------   -------------  -----
                                2000     1999    1998    1997    1996    1996
                                ----     ----    ----    ----    ----    ----
                                          (Dollars in thousands)

Allowance at beginning of
 period.....................   $1,228   $  847   $725    $541    $455    $455
Provision (credit) for loan    ------   ------   ----    ----    ----    ----
 losses.....................      178      483    138     216      91     115
Recoveries:
 Mortgage loans:
  One- to- four family......       23       --      4      --       9      12
 Consumer loans:
  Credit card...............        7        9      4       4       1       1
  Other.....................        2        4     25       3      --       1
                               ------   ------   ----    ----    ----    ----
   Total recoveries.........       32       13     33       7      10      14
                               ------   ------   ----    ----    ----    ----
Charge-offs:
 Mortgage loans:
  One- to- four family......       --        4      5       5      --      --
 Consumer loans:
  Credit card...............       37       82     36      26      25      41
  Automobile................        1       15      8      --      --      --
  Unsecured.................       --       --     --      --      --      --
  Other.....................        4       14     --       8      --       2
                               ------   ------   ----    ----    ----    ----
   Total charge-offs........       42      115     49      39      25      43
                               ------   ------   ----    ----    ----    ----
   Net charge-offs..........       10      102     16     (32)    (15)    (29)
                               ------   ------   ----    ----    ----    ----
    Allowance at end of
     period.................   $1,396   $1,228   $847    $725    $531    $541
                               ======   ======   ====    ====    ====    ====
Allowance for loan losses as
 a percentage of total loans
 outstanding at the end of
 the period.................    0.63%    0.66%   0.55%   0.52%   0.41%   0.41%

Net charge-offs as a percentage
 of average loans outstanding
 during the period..........    0.00%    0.06%   0.01%   0.03%   0.02%   0.02%

Allowance for loan losses as
 a percentage of nonperforming
 loans at end of period.....  900.65%  889.86% 308.07% 381.58% 424.80% 331.90%


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  Management feels that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                      At March 31,                         At June 30,
                            ------------------------------------------------------------ ---------------
                                   2000           1999         1998           1997            1996
                            ---------------- ------------- -------------- -------------- ---------------
                                     Percent        Percent       Percent        Percent         Percent
                                     of             of            of             of              of
                                     Loans in       Loans in      Loans in       Loans in        Loans in
                                     Category       Category      Category       Category        Category
                                     to             to            to             to              to
                                     Total          Total         Total          Total           Total
                            Amount   Loans  Amount  Loans Amount  Loans   Amount Loans   Amount  Loans
                            ------   -----  ------  ----- ------  -----   ------ -----   ------  -----
                                                       (Dollars in thousands)
Mortgage loans:
 One- to- four
  family..................  $  338   24.21% $  381  31.03%  $329  66.65%   $357   74.05%  $354   80.92%
Non-mortgage loans........     355   25.43     265  21.58    236  20.29     173   16.84    174   18.06
Commercial business and
 real estate..............     360   25.79     300  24.43    164   8.90     105    6.25     --      --
Agricultural loans........     314   22.49     250  20.36     87   3.19      61    1.74     --      --
 Credit cards.............      26    1.86      29   2.36     26    .55      24    0.60      9    0.58
 Loans secured by deposit
  accounts................       3     .22       3    .24      5    .42       5    0.52      4    0.44
   Total allowance          ------  ------  ------ ------   ---- ------    ----  ------   ----  ------
      for loan losses.....  $1,396  100.00% $1,228 100.00%  $847 100.00%   $725  100.00%  $541  100.00%
                            ======  ======  ====== ======   ==== ======    ====  ======   ====  ======

                                                        18

Investment Activities

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is required to maintain an investment in FHLB stock. The Bank is also required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in the Annual Report.

     Although the Bank generally purchases investment securities with excess liquidity, during the years ended March 31, 2000 and March 31, 1999, the Bank engaged in a leveraging strategy using funds borrowed from the Federal Home Loan Bank to purchase investment securities. Total purchases amounted to $34.9 million and $68.8 million in the years ended March 31, 2000 and 1999, respectively. Purchases were funded by borrowing an additional $26.5 million in the year ended March 31, 2000 and an additional $50.2 million in the year ended March 31, 1999. The Bank's investment securities purchases have generally been limited to U.S. Government and government agency securities with contractual maturities of between one and ten years and mortgage-backed and related securities issued by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") with maturities of up to 30 years. During the year ended March 31, 1999, the Bank began purchasing AAA rated municipal bonds of various local Oregon governmental units with maturities ranging from 10 to 19 years. Such municipal bonds totalled $10.1 million at March 31, 2000.

     At March 31, 2000, the Bank held securities classified as available-for-sale under SFAS 115. There were no trading securities at March 31, 2000. See Note 2 of Notes to Consolidated Financial Statements. Trading of investment securities is not part of the Bank's operating strategy.

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

     At March 31, 2000, the Bank did not have any securities (other than U.S. government and agency securities) which had an aggregate book value in excess of 10% of the Bank's shareholders' equity at that date.

     The following table sets forth the amortized cost and fair value of the Bank's debt and mortgage-backed and related securities, by accounting classification and by type of security, at the dates indicated.

                                               At March 31,
                        ------------------------------------------------------
                               2000               1999              1998
                        -----------------  ----------------- -----------------
                                  Percent            Percent           Percent
                        Carrying   of      Carrying   of     Carrying   of
                        Value(1)  Total    Value(1)  Total   Value(1)  Total
                        --------  -----    --------  -----   --------  -----
                                           (Dollars in thousands)
Held to Maturity:
  Mortgage-backed and
   related securities.. $     --      --%  $ 9,338    8.67%  $12,805   16.46%
Total held to maturity  --------  ------   -------  ------   -------  ------
 securities............       --      --     9,338    8.67    12,805   16.46

Available for Sale:
U.S. Government agency
 obligations..........    37,436   30.70    37,965   35.26    37,175   47.78
Mortgage-backed and
 related securities...    84,615   69.30    60,371   56.07    27,778   35.70
Other.................        --      --        --      --        50     .06
                        --------  ------   -------  ------   -------  ------
  Total available for
   sale securities....   122,051  100.00    98,336   91.33    65,003   83.54
                        --------  ------   -------  ------   -------  ------
Total.................  $122,051  100.00% $107,674  100.00%  $77,808  100.00%
                        ========  ======  ========  =======  =======  ======
-----------------
(1) The market value of the Bank's investment portfolio amounted to $122.1 million, $107.8 million and $78.2 million at March 31, 2000, 1999 and 1998, respectively. At March 31, 2000, the market value of the principal components of the Bank's investment securities portfolio was as follows:
     U.S. Government securities, $39.9 million; mortgage-backed and related securities, $87.4 million.

     The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed and related securities in the Bank's investment securities portfolio at March 31, 2000.



                          Less Than         One to           Five to             Over Ten
                           One Year       Five Years        Ten Years             Years
                        ---------------  --------------   ----------------   ----------------
                        Amount    Yield  Amount   Yield   Amount     Yield   Amount     Yield    Total
                        ------    -----  ------   -----   ------     -----   ------     -----    -----
                                                          (Dollars in thousands)
Available for Sale:
 U.S. Government agency
  obligations.........  $    --     --%   $ 514     7.00%   $22,202   6.44%   $14,720    5.39%  $ 37,436
 Mortgage-backed and
  related securities..       --     --      162     6.56         70   9.44     84,383    6.91     84,615
     Total available    -------           -----             -------           -------           --------
      for sale
      securities......  $    --           $ 676             $22,272           $99,103           $122,051
                        =======           =====             =======           =======           ========

                                                        20

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Seattle may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. The Bank also has an overnight credit line with Key Bank amounting to $15.0 million and a $50.0 million reverse repurchase credit line with Merrill Lynch.

     Deposit Accounts. A substantial number of the Bank's depositors reside in Oregon. The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal differences being the minimum deposit to open, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit. The Bank has also begun to seek business checking accounts in connection with its community banking activities.

     The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank does not seek to pay the highest interest rates on deposits but a competitive rate. The Bank, in its attempt to be competitive, does not however seeks to pay the highest interest rates in the market areas it serves. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB-Seattle lending programs, and the deposit growth rate the Bank is seeking to achieve.

     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts before any payments are made to the Company as the sole stockholder of the Bank.

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at March 31, 2000.

Weighted
Average                                                             Percentage
Interest                                                    Minimum  of Total
Rate   Term         Category                      Amount    Balance  Deposits
----   ----         --------                      ------    -------  --------
                                                     (In thousands except
                                                        minimum balance)

N/A%   N/A          Non-interest-bearing          $ 14,960       10     6.29%
1.36   N/A          NOW accounts                    36,758       10    15.46
4.14   N/A          Money market accounts           50,102    1,000    21.08
2.35   N/A          Statement savings accounts      19,425        5     8.17

       Certificates of Deposit
       -----------------------

5.72   3 to 5 years Fixed-term, fixed-rate          19,154    1,000     8.06
4.90   91 day       Fixed-term, fixed-rate           1,558    1,000      .66
5.34   182 day      Fixed-term, fixed-rate          14,299    1,000     6.01
5.62   1 year       Fixed-term, variable-rate       34,456    1,000    14.49
5.44   2 1/2 year   Fixed-term, variable-rate        8,378    1,000     3.52
5.99   5 year       Fixed-term, variable-rate        2,255    1,000      .95
4.31   18 month     Fixed-term, adjustable- rate     1,553        5      .65
5.18   20 month     Fixed-term, adjustable-rate     15,750    1,000     6.63
5.25   6 year       Fixed-term, adjustable-rate        647        0      .27
5.72   Varies       Various term, fixed-rate         1,821    1,000      .77
5.73   Varies       Jumbo certificates              16,618  100,000     6.99
                                                  --------            ------
                           TOTAL                  $237,735            100.00%
                                                  ========            ======

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2000. Jumbo certificates of deposit generally have principal amounts of $96,000 or more and have negotiable interest rates.

                                          Certificates
Maturity Period                           of Deposits
---------------                           ------------
                                         (In thousands)

Three months or less.................       $ 6,304
Over three through six months........         3,523
Over six through twelve months.......         3,630
Over twelve months...................         3,161
                                            -------
    Total............................       $16,618
                                            =======


     Deposit Flow.  The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                                At March 31,
                      -----------------------------------------------------------------------------------
                                   2000                             1999                       1998
                      -----------------------------   --------------------------------  -----------------
                                  Percent                          Percent                        Percent
                                  of      Increase                 of        Increase             of
                      Amount      Total  (Decrease)   Amount       Total    (Decrease)  Amount    Total
                      ------      -----  ----------   ------       -----    ----------  ------    -----
                                                    (Dollars in thousands)

Non-interest-bearing $ 14,961      6.29%   $ 3,367    $ 11,594      5.81%    $ 2,946    $  8,648    4.49%
NOW checking........   36,758     15.46         82      36,676     18.38       3,311      33,365   17.31
Statement savings
 accounts...........   19,425      8.17     (1,658)     21,083     10.56      (2,658)     23,741   12.32
Money market deposit   50,102     21.07     19,616      30,486     15.27       8,405      22,081   11.46
Fixed-rate certificates
 which mature:
  Within 1 year.....   90,932     38.25     20,399      70,533     35.34      (1,746)     72,279   37.50
  After 1 year, but
   within 3 years...   18,611      7.83     (6,123)     24,734     12.39      (1,262)     25,996   13.49
  After 3 years, but
   within 5 years...    5,528      2.33      3,094       2,434      1.22      (2,147)      4,581    2.37
  Certificates
   maturing
   thereafter.......    1,418       .60       (631)      2,049      1.03           5       2,044    1.06
                     --------    ------    -------    --------    ------      ------    --------  ------
     Total.......... $237,735    100.00%   $38,146    $199,589    100.00%     $6,854    $192,735  100.00%
                     ========    ======    =======    ========    ======      ======    ========  ======


     Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                                  At March 31,
                                     ------------------------------------
                                       2000          1999         1998
                                       ----          ----         ----
                                                (In thousands)

2.00 - 3.99%....................     $     --      $     --      $    229
4.00 - 4.99%....................       10,028        42,960        23,094
5.00 - 5.99%....................       81,566        49,460        74,946
6.00 - 6.99%....................       23,702         6,490         5,390
7.00% and over..................        1,193           840         1,241
                                     --------      --------      --------
Total...........................     $116,489      $ 99,750      $104,900
                                     ========      ========      ========

     Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.

                                               Year Ended March 31,
                                     ------------------------------------
                                       2000          1999         1998
                                       ----          ----         ----
                                                (In thousands)

Beginning balance...............     $199,589      $192,735      $179,158
                                     --------      --------      --------
Net (withdrawals) deposits
  before interest credited......       29,645          (366)        5,964
Interest credited...............        8,501         7,221         7,613
                                     --------      --------      --------
Net increase (decrease)
  in deposits...................       38,146         6,855        13,577
                                     --------      --------      --------
Ending balance..................     $237,735      $199,589      $192,735
                                     ========      ========      ========

     Borrowings. The Bank utilizes advances from the FHLB-Seattle to supplement its supply of investable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs, all of which have their own interest rate guidelines and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets. The Bank may increase the amount of its FHLB advances if loan demand exceeds deposit growth.

     During the year ended March 31, 2000, the Bank opened a $15 million overnight line of credit with Key Bank and a $50 million reverse repurchase agreement with Merrill Lynch. Prior to December 1997, the Bank also used retail repurchase agreements due within one day as a source of funds, but discontinued their use in December 1997. See Note 8 of Notes to Consolidated Financial Statements.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:
                                                                    At or For
                                                                    the Nine
                                                                    Months
                                            At or For the           Ended
                                         Year Ended March 31,       March 31,
                                     ----------------------------   --------
                                        2000       1999      1998      1997
                                        ----       ----      ----      ----
                                               (Dollars in thousands)
Maximum amount of borrowings
 outstanding at any month end:
 Securities sold under agreements
  to repurchase...................   $    --   $    --   $1,473       $1,459
 FHLB advances....................    70,750    50,250    8,000        2,850

Approximate average borrowings
 outstanding with respect to:
   Securities sold under agreements
    to repurchase..................       67        --      924        1,396
   FHLB advances...................   60,418    17,108    3,024          861

Approximate weighted average
 rate paid on:
 Securities sold under agreements
  to repurchase....................     5.97%       --%    3.55%        3.50%
 FHLB advances.....................     5.37      5.03     5.85         4.88

Potential Adverse Impact of Changes in Interest Rates

     The financial condition and results of operations of the Bank, and of savings institutions in general, are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government, and by the regulations of the OTS, the FDIC and the Board of Governors of the Federal Reserve System ("Federal Reserve"). Deposit flows and the cost of funds are influenced by interest rates of competing investments and general market rate conditions. Lending activities are affected by the demand for mortgage financing and for consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and by other factors affecting the supply of housing and the availability of funds.

     The Bank's profitability is substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities. When an institution's interest-bearing liabilities exceed its interest-earning assets which mature within a given period of time, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a favorable effect on net interest income. Like most of the savings industry, the interest-earning assets of the Bank have longer effective maturities than its deposits, which largely mature or are subject to repricing within a shorter period of time. As a result, a material and prolonged increase in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a more favorable effect on net interest income.

     The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate
scenarios.   NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. At March 31, 2000, there was a $20.6 million, or 55.4%, decrease in the Bank's NPV as a percent of the present value of assets, assuming a 200 basis point increase in interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset and Liability Management and Interest Rate Risk" for a discussion of the NPV methods of analyzing interest rate risk and for an illustration of the effect of an increase in interest rates on the Bank's earnings.

     Consequently, the Bank's net interest income could be adversely affected
during periods of rising interest rates.   Further increases in market rates
of interest could have a material adverse effect on the Bank's net interest income. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset and Liability Management and Interest Rate Risk.". Furthermore, there has been increased scrutiny by the regulatory agencies as to financial institutions levels of interest rate risk and Pioneer Bank has not been examined by the OTS since it increased its review of this area.

     Changes in interest rates can affect the amount of loans originated by an institution, as well as the value of its loans and other interest-earning assets and the resultant ability to realize gains on the sale of such assets. Changes in interest rates also can result in disintermediation, which is the flow of funds away from savings Banks into direct investments, such as U.S. Government and corporate securities, and other investment vehicles which, because of the absence of federal insurance premiums and reserve requirements, generally can pay higher rates of return than savings associations.

                                  REGULATION

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act and, in certain respects, the Federal Deposit Insurance Act, and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2000 was $103,000.

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

     The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $3.9 million at March 31, 2000.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for SAIF members while BIF insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable accounts deposit plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At March 31, 2000, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2000, the Bank met the test and its QTL percentage was 86%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2000, the Bank had tangible capital of $52.4 million, or 14.0% of adjusted total assets, which is approximately $46.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At March 31, 2000, the Bank did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2000, the Bank had core capital equal to $52.4 million, or 14.0% of adjusted total assets, which is $41.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

     On March 31, 2000, the Bank had total risk-based capital of approximately $53.8 million, including $52.4 million in core capital and $1.4 million in qualifying supplementary capital, and risk-weighted assets of $188.9 million, or total capital of 28.5% of risk-weighted assets. This amount was $38.7 million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Company or the Bank may have a substantial adverse effect on their operations and profitability.

     Limitations on Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories, (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In the event the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Bank is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2000, the Bank's limit on loans to one borrower was $5.9 million. At March 31, 2000, the Bank's largest aggregate loans to one borrower was $3.9 million, which was performing according to its original terms.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

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

Savings and Loan Holding Company Regulations

     The Company is a unitary savings and loan company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to a serious risk to the subsidiary savings association.

     Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test" for information regarding the Bank's qualified thrift lender test.

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

Competition

     The Bank faces strong competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area. As of March 31, 2000, there were nine commercial banks and two other thrifts operating in the Bank's primary market
area.   Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities

     The Bank has two subsidiaries, Pioneer Development Corporation ("PDC") and Pioneer Bank Investment Corporation ("PBIC"). PDC's primary interest was to purchase land sale contracts until March 31, 1998. Currently, its primary interest is in servicing those contractors. PBIC's primary interest is to hold the Bank's non-conforming assets. At March 31, 2000, the Bank's equity investment in PDC and PBIC was $2.0 million and $181,000, respectively.

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its subsidiaries did not exceed these limits at March 31, 2000.

Personnel

     As of March 31, 2000, the Bank had 122 full-time and 21 part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                  Age(1)   Position
----                  ------   --------

Berniel L. Maughan     57      President and Chief Executive Officer

Zane F. Lockwood       45      Executive Vice President

----------------
(1) At March 31, 2000.

     Berniel L. Maughan has served as President and Chief Executive Officer of the Company and the Bank since May 25, 2000, replacing Jerry F. Aldape who resigned in January 2000. Mr. Maughan previously served with U.S. Bank, Utah being appointed President and Chief Executive Officer in February 1997, serving the bank until January 1999. Prior to that, Mr. Maughan served in the capacity of Senior Vice President and Regional Manager, and Executive Vice President with U.S. Bank, Oregon from January 1996 to February 1997. Prior to that, he served as Executive Vice President and Manager of the Retail Division of West One Bank, Oregon from November 1993 through December 1995; and as Senior Vice President and Regional Manager, West One Bank, Idaho from August 1986 through November 1993. Mr. Maughan has 32 years of experience in commercial and retail banking, and has been an active member of numerous civic and community organizations.

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

Item 2.  Properties
-------------------

     The following table sets forth certain information regarding the Bank's offices at March 31, 2000, all of which are owned.

Current                                      Approximate
Location                  Year Opened       Square Footage      Deposits
--------                  -----------       --------------      --------
                                                             (In thousands)
Corporate Office:

2055 First Street            1979               10,700          $  1,440
Baker City, Oregon 97814

Branch Offices:

Baker City Branch(2)         2000               12,653            67,806
1990 Washington
Baker City, Oregon 97814

La Grande Branch             1975                6,758            50,338
1215 Adams Avenue
La Grande, Oregon 97850

Ontario Branch               1960                3,700            32,652
225 SW Fourth Avenue
Ontario, Oregon 97914

John Day Branch              1973                2,420            15,658
150 West Main Street
John Day, Oregon 97845

Burns Branch                 1975                3,968            19,950
77 W. Adams Street
Burns, Oregon  97720

Enterprise Branch            1976                3,360            22,761
205 West Main Street
Enterprise, Oregon  97828

Island City Branch           1997                4,200            18,791
3106 Island Avenue
La Grande, Oregon 97850

Vale Branch                  1999                3,512             8,339
150 Longfellow Street North
Vale, Oregon 97818

Pendleton Branch (1)         2000                3,748                -0-
1701 SW Court Avenue
Pendleton, Oregon 97801

----------------
(1)  The Pendleton Branch office was acquired on May 26, 2000.
(2) The Baker City branch and Centralized Lending Center relocated to their new office on April 23, 2000.

     The Bank uses the services of an in-house data processing system. At March 31, 2000, the Bank had 13 proprietary automated teller machines, eight of which were located in existing branches. At March 31, 2000, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $9.9 million or 2.7% of total assets. See Note 6 of the Consolidated Financial Statements in the Annual Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

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

Item 6.  Selected Financial Data
--------------------------------

     The information contained under the section captioned "SELECTED CONSOLIDATED FINANCIAL DATA" on pages 13 and 14 of the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

     The information contained in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" beginning on page 15 of the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset and Liability Management" on pages 23 and 24 of the Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     (a)  Financial Statements
          Independent Auditors' Reports*
          Consolidated Balance Sheets as of March 31, 2000 and 1999* Consolidated Statements of Income for the Year Ended March 31, 2000,
            1999 and 1998*
          Consolidated Statements of Shareholders' Equity for the Year Ended
            March 31, 2000, 1999 and 1998*
          Consolidated Statements of Cash Flows for the Year Ended March 31,
            2000, 1999 and 1998*
          Notes to the Consolidated Financial Statements*

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  Exhibits

          3(a)   Articles of Incorporation of the Registrant*
          3(b)   Bylaws of the Registrant*
          10(a)  Employment Agreement with Jerry F. Aldape**
          10(b)  Severance Agreement with Nadine J. Johnson**
          10(c)  Severance Agreement with William H. Winegar**
          10(d)  Employment Agreement with Zane Lockwood****
          10(e)  Severance Agreement with Thomas F. Bennett****
          10(f)  Severance Agreement with Jerry Kincaid****
          10(g)  Employee Severance Compensation Plan**
          10(h)  Pioneer Bank, a Federal Savings Bank Employee Stock Ownership
                 Plan**
          10(i)  Pioneer Bank, a Federal Savings Bank 401(k) Plan*
          10(j)  Pioneer Bank Director Emeritus Plan***
          10(k)  1998 Stock Option Plan***
          10(l)  1998 Management Recognition and Development Plan***
          10(m)  Form of Severance Agreement with Marvin L. Sumner
          13     Annual Report to Shareholders****
          21     Subsidiaries of the Registrant****
          23     Consent of Independent Auditors****
          27     Financial Data Schedule
          99     Former Independent Auditor's Report****

-----------------
 * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
**** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

     (b)  Reports on Form 8-K

          Two Current Reports Form 8-K were filed during the year ended March 31, 2000. The first Form 8-K, which was filed on February 8, 2000, announced the resignation of Jerry F. Aldape as President and Chief Executive Officer, effective January 24, 2000. The second Form 8-K, which was filed on March 16, 2000, announced the resignation of Nadine J. Johnson as Chief Financial Officer, effective June 30, 2000.

                                    SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OREGON TRAIL FINANCIAL CORP.


Date:  June 29, 2000            By: /s/ Berniel L. Maughan
                                    ----------------------------------------
                                    Berniel L. Maughan
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                     TITLE                        DATE
----------                     -----                        ----

/s/ Berniel L. Maughan    President and Chief Executive   June 29, 2000
------------------------- Officer and Director
Berniel L. Maughan        (Principal Executive Officer)

/s/ Nadine J. Johnson     Chief Financial Officer         June 29, 2000
------------------------- (Principal Financial Officer)
Nadine J. Johnson

/s/ Stephen R. Whittemore Chairman of the Board           June 29, 2000
-------------------------
Stephen R. Whittemore

/s/ John Gentry           Director                        June 29, 2000
-------------------------
John Gentry

/s/ Albert H. Durgan      Director                        June 29, 2000
-------------------------
Albert H. Durgan

/s/ Edward H. Elms        Director                        June 29, 2000
-------------------------
Edward H. Elms

/s/ John A. Lienkaemper   Director                        June 29, 2000
-------------------------
John A. Lienkaemper

/s/ Charles Rouse         Director                        June 29, 2000
-------------------------
Charles Rouse

                               EXHIBIT 10(m)

              Form of Severance Agreement with Marvin L. Sumner

                               AGREEMENT
                               ---------

     THIS AGREEMENT is made effective as of February 1, 2000 by and between PIONEER BANK, FSB (the "BANK"); OREGON TRAIL FINANCIAL CORP. ("COMPANY"); and MARVIN L. SUMNER ("EXECUTIVE").

     WHEREAS, EXECUTIVE serves in the position of Vice President/Senior Commercial Lending Officer of the BANK, a position of substantial responsibility; and

     WHEREAS, the BANK wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein);

     NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions herein provided, the parties hereto agree as follows:

1.   Term Of Agreement.

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

2.   Payments to EXECUTIVE Upon Change in Control.

     (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change n Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

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

     (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the act or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.   Termination

     (a)  Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to one and one-half (1.5) times EXECUTIVE's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's date of termination.

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

     (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

     (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C
Section 1828(k) and any regulations promulgated thereunder.

4.   Effect On Prior Agreement And Existing Benefit Plans

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement, except that the parties agree EXECUTIVE shall not be eligible for severance benefits under the BANK's Employee Severance Compensation Plan.

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

     (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(3) and (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

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

14.  Signatures

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all as of the date referenced above.


ATTEST                             PIONEER BANK, FSB


/s/ Zane F. Lockwood               /s/ Zane F. Lockwood, Acting Pres/CEO
-----------------------------      -------------------------------------
     [SEAL]


ATTEST                             OREGON TRAIL FINANCIAL CORP.


/s/ Zane F. Lockwood               /s/ Zane F. Lockwood, Acting Pres/CEO
-----------------------------      -------------------------------------

     [SEAL]


WITNESS:


/s/ Zane F. Lockwood               /s/ Marvin L. Sumner
-----------------------------      -------------------------------------
                                   Marvin L. Sumner

                                 EXHIBIT 13

                     2000 Annual Report to Shareholders

OREGON TRAIL
    FINANCIAL CORPORATION




                                       2000
                                      Annual
                                      Report

The view
 from
 here.

Pioneer Bank has been
part of the Eastern Oregon
landscape for nearly one
hundred years.  The Bank
has maintained its
pioneering spirit and
commitment to progress,
becoming one of the top
three banks in each of our
market areas for deposit
            market share.

Dear Shareholders

[picture of Stephen R. Whittemore]

  In 1999, Pioneer Bank continued its transition from a well established mutual savings and loan to a progressive savings bank. The tradition of mortgage-based products is still evident in a time when careful tailoring of an additional selection of products and services is being emphasized. The strengths of our heritage are demonstrated daily with the strong relationships within the communities we serve and familiarity of the marketplace and the individuals in it. Customers can be assured of consistency in maintaining traditional services while being given the opportunity for technologically advanced products and services.
   Since our conversion to stock ownership, significant investments have been made to improve facilities, technology and recruitment and retention of quality employees. Attention has continued to be given at all levels of management to maintaining safe, secure investments. This now positions us to more effectively deliver needed financial services.
  Significantly, the most dynamic change in the year is our attraction and placement of new leadership. We are pleased to have Berniel Maughan as President and CEO utilizing his broad based commercial banking experience and knowledge of the banking industry, as a whole, to take this company to new levels of performance.
  As Pioneer Bank continues its evolution, we continue to assess everything we do or do not do by a major test of measurement: Is it in the best interest of our shareholders? To that end, we look forward to the coming years and new markets.

Sincerely,

/s/ Stephen R. Whittemore

Stephen R. Whittemore
Chairman, Board of Directors

[picture of Berniel L. Maughan]

  We have just ended the decade of the 90's, an era where we have seen many changes and much growth in the economy. With this has come new opportunity, but not without some challenges along the way. Growing concerns of inflation, sparked a sharp rise in interest rates, heavily impacting our margins. The combination of the investment portfolio mix with both rate and maturities, coupled with a variety of existing fixed-rate mortgage loans in our portfolio have provided little flexibility to our opportunity for better earnings.
  Expenses grew this past year as the Bank invested in facility improvements, positioning for long-term growth. The infrastructure was expanded to allow for additional growth in our markets with consumer, commercial and agricultural loan products and services. The Bank also provided expansion and improvement to product and delivery lines such as internet banking. Our expanded branch network and talented, dedicated employees, coupled with cost-savings technologies, have postured us to be the dominant community bank in the markets we serve.
  Our customer base and our markets represent a substantial profit potential. To ensure their lasting loyalty, Pioneer Bank's strategy will be to proactively serve existing customers by recognizing their increased needs for new and existing products and by continuing to provide cost-effective delivery methods that maintain our commitment to providing high quality service.
  The forward strategy for Pioneer Bank will be to boost profitability and market value of the company through restructuring our operating policies, striving for a greater proportion of variable-priced loans to maintain a proper relationship to our variable-rate deposit structure, and improving the return and flexibility from our investment portfolio by taking advantage of shorter average maturities, benefited by higher rates. Expense management will be an important strategy implemented to stimulate earnings and maximize shareholder value. This will be accomplished by a consistent focus on costs, identifying outlays that produce more strategic benefits.
  Our objective for the future will be to provide banking services to a diverse variety of customers in our markets and to do so in a manner that will maintain and grow our share of business, while retaining quality and improving the profitability of the Bank and return to shareholders. I am pleased to be working with my associates at Pioneer Bank, and am extremely impressed with their dedication and teamwork. I recognize in them a strong commitment to embracing the change process necessary to facilitate the new direction and innovation called for in today's financial marketplace.
  Building a strong management team to meet the challenges of maintaining quality standards with profitable returns is of the highest priority. Our Directors are dedicated individuals whose interests are aligned with those of our shareholders. Their continued guidance, along with that of our key leadership and management team, will ensure the improved and steady ongoing financial performance needed, that will fulfill our mission of creating stronger shareholder value by delivering superior service to our customers.

Sincerely,

/s/ Berniel L. Maughan

Berniel L. Maughan
President and Chief Executive Officer

   Expanding
     our
  territories.


                                          People and technology
                                              are the keys to our
                                                deposit and
                                                   loan growth.


  Throughout Pioneer's service territory, people and technology have been the keys to the deposit and loan growth achieved by every branch. Our new online banking service has given customers additional banking options, while our growing ATM network, 24-hour Telebanking and fully staffed branches allow customers easy access to a wider range of services. Relationship banking, onsite local loan decisions, and customized deposit services continue to be central to the Bank's style, making banking with Pioneer "doing business with a friend." Above all, community banking Pioneer style is about people. Encouraging and building our staff through intensive training and strategic hiring has allowed the Bank to become a leader in innovation, and customer service.

[picture]

  Where other banks saw obstacles, Pioneer saw opportunity. Vale, Oregon is home to a stable agricultural and growing food products economy; a natural fit for Pioneer's own growing agricultural lending expertise.
  The new Vale branch building symbolizes the Bank's commitment to Malheur County and attracts new customers in a region where population and wage growth is expected to continue at above state averages over the next few years. The branch itself, located at 150 Longfellow Avenue North in Vale is a 3,512 square foot facility with a staff of seven offering full consumer and business services. The branch also features safe deposit boxes, 24-hour ATM and a two-lane drive up facility.


The new branch
   symbolized our
commitment to
Malheur County
and attracts
  new customers.

                                          Unveiling
                                           the new
                                         Vale branch.

New branch.
  Familiar
territory.


  Pioneering style means thinking ahead. In Baker City, we seized opportunity in the form of an available former bank building across the street from the Bank's headquarters and main branch. Moving to this facility will bring greater customer convenience and operational cost savings. With an additional teller window, more safe deposit boxes, easier drive-through access, additional loan-making capacity, and faster teller transactions with updated technology, the 12,000 square foot building delivers improved customer service. The facility's additional space also enables the Bank to bring loan processing functions into one cost-saving, centralized setting.


                      Our new facility
                 will bring greater customer
                 convenience and operational
[picture]                 cost savings.

  The Pendleton branch increases
the total population exposure
to Pioneer's brand of relationship
[picture]    banking by 72%.


  Fiscal Year 2000 saw the Bank forge ahead with a strategic move into Umatilla County. With the purchase of Western Bank's Pendleton branch facility and accounts, Pioneer opened its ninth branch May 30, 2000 and positioned the Bank to grow in a dynamic adjacent market area. Located in Eastern Oregon's largest county and one of the fastest growing counties in the state, the Pendleton branch increases the total population exposure to Pioneer's brand of relationship banking by 72%, positioning us for growth in one of the state's most vibrant regions.

                                         Breaking
                                           new
                                          ground.

    We
 understand
the business
 landscape.

When it comes to commercial lending for businesses large and small throughout Eastern Oregon, Pioneer's lending experts walk the walk. In the three years since its inception, the Bank's commercial lending has grown to more than $31 million in business loans supporting a diverse group of growing organizations across the region. This increase also includes a one-year $3.5 million or 29% increase in agriculture loans. It's a winning combination: experienced local lenders working hand in hand with customers who have a business vision. It's a roadmap for business success.

                                In three years, the
                                  Bank's small business
                                 lending has grown to
                                   more than $31 million.

Our auto dealer center
  business has nearly
doubled during the
  past year.


  Pioneer continues to move forward with product and service innovations like the Auto Dealer Loan Center. New in fiscal year 1998, this auto dealer finance program has nearly doubled during the past year, growing from $9.3 million at March 31, 1999 to $17.4 million at March 31, 2000. It now includes a network of nearly 30 Oregon and Idaho auto dealers representing nearly $20 million in loans. While the program offers a significant new source of income to the Bank, it also allows the Bank to build relationships with dealers and their customers by providing a full range of banking products.

                                                [picture]

                                                          Moving
                                                          Eastern
                                                          Oregon.

   Pioneering
    a solid
    future.

We're forging future
   growth and
     profitability
 with leadership,
  progress, and
innovation.

Board of Directors
(Standing left to right)

     Albert H. Durgan
Stephen R. Whittemore
     Charles H. Rouse               [picture]
       Edward H. Elms
       John W. Gentry
  John A. Lienkaemper

                             Leadership. Progress. Innovation.
                      Just a few key ingredients make a true Pioneer.

                                FINANCIAL INDEX

                                Selected Consolidated
                                Financial and Other Data                 13

                                Management's Discussion and Analysis     15

                                Independent Auditors' Report             26

                                Consolidated Financial Statements        27

                                Notes to Consolidated
                                Financial Statements                     32

                           [This page left blank]

Oregon Trail Financial Corp. and Subsidiary
Selected Consolidated Financial and Other Data

Financial Condition Data
(in thousands)

                                         At March 31,                June 30,
                        ------------------------------------------  ---------
                            2000       1999      1998       1997       1996
                        ---------  ---------  ---------  ---------  ---------
Total assets            $ 370,612  $ 313,473  $ 263,224  $ 204,213  $ 203,457

Loans receivable, net     220,591    185,747    153,838    138,881    132,347
Loans held for sale             0          0          0        428          0
Investment securities
 held to maturity           3,897      3,221      2,985      2,763      2,609
Investment securities
 available for sale        37,436     37,965     37,225     15,907     19,950
Mortgage-backed and
 related securities
 held for trading               0          0          0          0      2,569
Mortgage-backed and
 related securities
 available for sale        84,615     60,371     27,778     19,745     19,451
Mortgage-backed and
 related securities
 held to maturity               0      9,338     12,805     15,302     17,011
Cash and cash
 equivalents                9,261      6,276     20,311      4,976      3,416
Deposits                  237,735    199,589    192,734    179,158    176,619
Advances from FHLB         76,750     50,250          0      2,231      4,082
Total shareholders'
 equity                    53,104     60,083     67,301     21,027     20,004
Shares outstanding
 excluding unearned
 restricted shares
 held in ESOP               3,317      3,764      4,346        N/A        N/A


Operating Data
(in thousands except per share data)
                                      Year Ended                        Nine Months Ended     Year Ended
                                       March 31,                             March 31,         June 30,
                          ------------------------------------------- ---------------------  ------------
                             2000        1999       1998       1997       1997       1996        1996
                          ---------  ---------  ---------  ---------  ---------- ---------    ---------
Interest income          $  24,548  $  20,582  $  18,511  $  16,082  $  12,030 $  11,960    $  16,012
Interest expense            11,776      8,064      7,824      7,475      5,553     6,134        8,057
                          ---------  ---------  ---------  ---------  ---------- ---------    ---------
Net interest income         12,772     12,518     10,687      8,607      6,477     5,826        7,955
                          ---------  ---------  ---------  ---------  ---------- ---------    ---------
Provision for loan losses      178        483        138        226        216        91          115
Net interest income after
 provision for loan losses  12,594     12,035     10,549      8,381      6,261     5,735        7,840
Gains (losses) from sale
 of securities                   0          0          0        (51)         0        34           34
Noninterest income           1,602      1,098      1,046        828        661       563          677
Noninterest expense (1)     10,115      8,182      6,533      6,454      5,074     3,647        5,009
                          ---------  ---------  ---------  ---------  ---------- ---------    ---------
Income before income taxes   4,081      4,951      5,062      2,704      1,848     2,685        3,542
Provision for income taxes   1,472      1,797      2,026      1,080        750     1,033        1,363
                          ---------  ---------  ---------  ---------  ---------- ---------    ---------
Net income               $   2,609  $   3,154  $   3,036  $   1,624  $   1,098 $   1,652    $   2,179
                          =========  =========  =========  =========  ========== =========    =========
Basic earnings per
 share (2)               $    0.74  $    0.78  $    0.38        N/A        N/A       N/A          N/A
Weighted average common
 shares outstanding (2)      3,547      4,065      4,326        N/A        N/A       N/A          N/A
Diluted earnings per
 share                   $    0.70  $    0.76  $    0.38        N/A        N/A       N/A          N/A
Weighted average common
 dilutive shares             3,724      4,160      4,326        N/A        N/A       N/A          N/A

                                                                                                     13

Selected Consolidated Financial and Other Data

Other Data                                                               At
                                             At March 31,             June 30,
                                -----------------------------------   -------
                                  2000      1999      1998     1997     1996
Number of:                      ------    ------    ------   ------   ------
Real estate loans outstanding    2,298     2,346     2,245    2,381    2,493
Deposit accounts                31,384    28,820    28,781   29,455   30,524
Full-service offices                 8         7         7        7        7

                                                                        At or
                                                                       for the
                                                                         Year
                                                        At or for Nine  Ended
                          At or for the Year Ended       Months Ended    June
Selected Financial                 March 31,               March 31,      30,
 Ratios                -------------------------------  --------------- ------
                         2000    1999    1998    1997    1997    1996    1996
                       ------   -----   -----   -----   -----   -----   -----
Performance Ratios: (3)
Return on average
 assets (4)              0.76%   1.14%   1.25%   0.80%   0.72%   1.06%   1.06%
Return on average
 equity (5)              4.60    4.90    6.65    7.96    7.09   11.67   11.40
Interest rate spread (6) 3.10    3.85    3.73    3.89    3.90    3.45    3.56
Net interest margin (7)  3.89    4.70    4.60    4.37    4.40    3.87    3.97
Average interest-
 earning assets to
 average interest-
 bearing liabilities   122.02  128.10  125.92  112.74  113.20  110.33  110.64
Noninterest expense
 as a percent of
 average total assets    2.95    2.96    2.69    3.16    3.31    1.76    2.43
Efficiency ratio (8)    70.37   60.09   55.68   68.77   71.09   56.78   57.80
Dividend payout
 ratio (9)              42.14   28.95   13.16     N/A     N/A     N/A     N/A

Asset Quality Ratios:
Nonaccrual and 90
 days or more past
 due loans as a
 percent of total
 loans, net              0.07    0.07    0.18    0.14    0.14    0.10    0.12
Nonperforming assets
 as a percent of
 total assets            0.04    0.01    0.22    0.10    0.10    0.06    0.10
Allowance for losses
 as a percent of gross
 loans receivable        0.63    0.66    0.55    0.52    0.52    0.41    0.41
Allowance for losses
 as a percent of
 nonperforming loans   900.65  889.86  308.07  381.58  381.58  424.80  331.90
Net charge-offs to
 average outstanding
 loans                   0.00    0.06    0.01    0.02    0.03    0.02    0.02
Capital Ratios:
Total equity-to-
 assets ratio           14.33   19.17   25.57   10.30   10.30    8.68    9.83
Average equity to
 average assets (10)    16.55   23.27   18.82   10.01   10.14    9.11    9.26

---------------------
(1) Includes FDIC SAIF assessment of $1.1 million during the nine months and year ended March 31, 1997.
(2) Weighted average shares outstanding for fiscal year 1998 included shares from conversion on October 3, 1997 to year end. Earnings per share include only earnings from date of conversion to year end.
(3) Annualized, where appropriate for the nine months ended March 31, 1997 and 1996.
(4)  Net earnings divided by average total assets.
(5)  Net earnings divided by average equity.
(6) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(7)  Net interest income as a percentage of average interest-earning assets.
(8) Other expenses divided by the sum of net interest income and other income. Efficiency ratio without FDIC SAIF assessment was 56.75% and 57.95% for the nine and twelve months ended March 31, 1997, respectively.
(9)  Dividends declared per share divided by net income per share.
(10) Average total equity divided by average total assets.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
  Management's Discussion and Analysis and other portions of the report contain certain "forward-looking statements" of Financial Condition and Results of Operations concerning the expected future operations of Oregon Trail Financial Corp. (the "Company"). Management wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. "Forward-looking statements" are used to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

GENERAL
  Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in this Annual Report.
  The Company, an Oregon Corporation, became the unitary savings and loan holding company of Pioneer Bank, a Federal Savings Bank ( the "Bank") upon the Bank's conversion from a federally chartered mutual to a federally chartered stock savings bank (the "Conversion") on October 3, 1997. Accordingly, the Company is primarily engaged in the business of planning, directing and coordinating the business activities of the Bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank conducts business from its main office in Baker City, Oregon and its nine branch offices located in Eastern Oregon. On May 26, 2000 the Bank acquired its ninth branch, the Pendleton branch of Western Bank, a division of Washington Mutual, Inc. Management chose Pendleton as a new location because it is in an adjacent market area and in the Columbia Basin, a more rapidly growing economic region. Pendleton is located in Umatilla County with a county population of approximately 67,000.
  The Bank operates as a community oriented financial institution devoted to serving the needs of its customers. The Bank's business consists primarily of attracting retail deposits from the general public and using those funds to originate one-to-four family residential and consumer loans in its primary market area. To a lesser but growing extent the Bank also originates agricultural loans, commercial business loans and indirect automobile loans. In the past year the Bank has expanded the origination of indirect automobile loans to 25 dealer relationships and into several adjacent market areas in Idaho and Eastern Oregon.
  The Bank's results of operations depend primarily on its net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and Federal Home Loan Bank of Seattle ("FHLB") borrowings. The Bank's net income is also affected by, among other things, fee income, provisions for loan losses, operating expenses and income tax provisions. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND MARCH 31, 1999
  Total assets at March 31, 2000 amounted to $370.6 million compared to $313.5 million at March 31, 1999. The primary reason for the $57.1 million or 18.2% increase in total assets was a $34.9 million increase in net loans receivable and a $14.4 million increase in securities.
  Loans receivable, net, were $220.6 million at March 31, 2000 compared to $185.7 million at March 31, 1999, an 18.8% increase. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. In addition, during the year ended March 31, 2000 there was a continuing trend in the growth of the consumer, commercial business and agricultural loans as the Bank emphasized the origination of loans with shorter maturities for asset and liability management purposes. Total consumer loans increased $9.3 million or 26.4% from $35.3 million at March 31, 1999 to $44.6 million at fiscal year end 2000, primarily due to the purchase of $14.5 million of indirect automobile loans. The indirect automobile dealer program has been very successful with ten dealers joining the program during fiscal 2000, bringing total dealer relationships to 25. The total indirect portfolio increased to $17.4 million at March 31, 2000 with delinquencies of only .34% of total loans. Consumer loans other than indirect automobile loans increased $1.2 million from March 31, 1999 to March 31, 2000. Commercial business loans increased $1.8 million or 15.1% from $12.0 million to $13.9 million, while commercial real estate loans increased $1.1 million or 8.0%, from $13.7 million to $14.8 million. The development of the agricultural loan portfolio including agricultural real estate loans continued with a $3.7 million or 30.6% increase for the year from $12.0 million at March 31, 1999 to $15.7 million at March 31, 2000. Management continued its efforts to balance the interest rate risk of a fixed rate portfolio of primarily long term real estate loans, with the fulfillment of local demand for shorter term agricultural, commercial business and indirect automobile dealer loans. There is greater credit risk associated with these types of loans than with traditional residential mortgage lending. However, mortgage loans on one-to-four family dwellings increased $18.5 million or 17.0% from $109.1 million at March 31, 1999 to $127.6 million at March 31, 2000. Residential mortgage loans as a percentage of total gross loans receivable decreased from 58.0% at March 31, 1999 to 57.1% at March 31, 2000.
  Cash and cash equivalents were $9.3 million at March 31, 2000 compared to $6.3 million at March 31, 1999. The $3.0 million increase was primarily the result of a change in float requirements with correspondent banks.
  Available-for-sale securities were $122.1 million at March 31, 2000 compared to $98.3 million at March 31, 1999, an increase of $23.8 million or 24.2%.
The increase was primarily due to the purchase of approximately $28.3 million of U.S. government agency mortgage-backed and related securities, $5.4 million of U.S. government agency obligations and $1.3 million of AAA rated municipal bonds of various local Oregon governmental units. In addition, effective April 1, 1999, in accordance with Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, $9.3 million of securities classified as held-to-maturity at March 31, 1999 were reclassified to available-for- sale. The transfer was recorded as a direct increase to other comprehensive income of $111,000 (net of income tax of $69,000). See Note 1 of Notes to Consolidated Financial Statements. The purchases and the transfer of held-to-maturity securities were partially offset by $5.0 million of U.S. government securities called by the issuer due to a lower interest rate environment, principal pay-downs of $10.4 million on U.S. government agency mortgage-backed and related securities and by an increase of $5.1 million in the unrealized holding losses on securities available for sale.
  Premises and equipment, net, increased to $9.9 million at March 31, 2000 from $7.8 million at March 31, 1999 primarily as a result of the completion of the Vale branch office in October 1999 with a total cost of approximately $1.0 million, construction in process on the new Baker branch office of approximately $1.5 million and purchases of technological equipment and software of approximately $500,000. The new Baker branch was occupied in April 2000 and also includes space for the central lending staff. The increases were partially offset by the sale of $200,000 of land in August 1999 at a gain of $173,000 and depreciation expense of $686,000.
  Total deposits were $237.7 million at March 31, 2000, compared to $199.6 million at March 31, 1999. Management attributes the $38.1 million increase primarily to successful efforts to attract core deposits, i.e. statement savings accounts and checking accounts, which grew $21.4 million or 21.4%. Efforts to grow deposits were aided by consolidation of larger banks in the Bank's marketplace and the Bank's commitment to personal customer service enhanced by technological advances. As large national banks have consolidated and reduced staff at branches in the Bank's marketplace, many customers have demonstrated their preference for personalized customer service by moving their banking relationships to the Bank. The Bank has also been able to attract the core deposits of its new agricultural and commercial lending clients and has offered very competitive certificate of deposit rates during the past year.
  The Bank had $76.8 million in outstanding advances from the FHLB at March 31, 2000 compared to $50.3 million at March 31, 1999. The increase in borrowings was used to fund net loan growth of $34.9 million as well as the net growth in the investment portfolio of $14.4 million.
  Total shareholders' equity decreased to $53.1 million at March 31, 2000 from $60.1 million at March 31, 1999 primarily due to the repurchase of 534,228 of the Company's common stock at an average price of $11.90 per share totaling $6.4 million. Shares repurchased were retired. Cash dividends paid on the common stock of $1.1 million also decreased total shareholders' equity, as did the $3.2 million decrease in the market valuation of securities net of taxes. The decreases were partially offset by net income of $2.6 million, a $612,000 increase due to the release of Employee Stock Ownership Plan (the "ESOP") shares and $373,000 due to the accrual of Management Recognition and Development Plan (the "MRDP") shares which vest ratably over a five to six year period.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
  Net Income. Net income was $2.6 million for the year ended March 31, 2000 compared to $3.2 million for the year ended March 31, 1999. The 18.8% decrease resulted primarily from an increase in non-interest (other) expense of $1.9 million partially offset by a $504,000 increase in noninterest income, a $305,000 decrease in the loan loss provision, a $254,000 increase in net interest income and a $325,000 decrease in the provision for income taxes.
  Net Interest Income. Net interest income increased 2.4% to $12.8 million for the year ended March 31, 2000 from $12.5 million for the year ended March 31, 1999. Interest income increased 18.9% to $24.5 million for the year ended March 31, 2000 compared to $20.6 million for the same period ended March 31, 1999. The increase was primarily due to increases in earning assets, as loans outstanding increased $34.9 million and investments increased $14.4 million. Interest expense increased 45.7% from $8.1 million for the year ended March 31, 1999 to $11.8 million for the year ended March 31, 2000. The increase is primarily due to an increase of $42.5 million in average outstanding FHLB advances for the year ended March 31, 2000 compared to March 31, 1999 which resulted in an increase of $2.4 million in interest expense related to the advances. The average cost of FHLB advances increased from 5.03% for the year ended March 31, 1999 to 5.37% for the year ended March 31, 2000, as a result of the increase in short term interest rates. During the fiscal year ended March 31, 2000, the Federal Reserve Open Market Committee increased the Fed Funds rate five times, beginning in July 1999 and ending in March 2000 for a total increase of 1.25%. Interest expense on deposits increased only $1.3 million year over year while the average balance of deposits increased $29.5 million. The average balance of lower costing core deposits consisting of statement savings, checking and money market accounts increased $20.1 million while the average balance of certificates of deposit increased only $9.4 million. Even with the rising short term interest rates, the average cost of deposits increased only slightly from 4.00% for the year ended March 31, 1999 to 4.07% for the year ended March 31, 2000, primarily as a result of the positive change in the deposit mix. The interest rate spread decreased to 3.10% for the year ended March 31, 2000 from 3.65% for the year ended March 31, 1999. The decrease is attributed to a 25 basis point decrease in the yield on the Bank's loan portfolio and a 99 basis point decrease in the yield on the investment securities portfolio, as well as a 38 basis point increase in the cost of FHLB advances.
  Provision for Loan Losses. The provision for loan losses are charges to earnings to bring the total allowance for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. See Note 1 of Notes to Consolidated Financial Statements.
  The provision for loan losses was $178,000 for the year ended March 31, 2000 compared to $483,000 for the same period in 1999. In the year ended March 31, 1999 management deemed a greater provision necessary due to a very high percentage of growth in agricultural, commercial business and consumer loans, which are inherently riskier than one-to-four family mortgage loans. Although the same categories of loans experienced strong growth in the year ended March 31, 2000, a larger base of more seasoned loans existed in those categories at the beginning of the year, and accordingly, the growth was not as significant to the total loan portfolio as in the prior year. Management believes the allowance for loan losses is adequate at March 31, 2000.
  Other Income. Other income was $1.6 million for the year ended March 31, 2000, compared to $1.1 million for the year ended March 31, 1999. This 45.5% increase resulted primarily from increased core deposit fees and fees related to lending activities, as well as a $173,000 gain on the sale of land.
  Other Expenses. Other expenses were $10.1 million for the year ended March 31, 2000 compared to $8.2 million for the year ended March 31, 1999. The increase from the prior year was primarily due to a $1.2 million increase in compensation and benefits expense. Increases in this area were due to an increase of $184,000 in non-cash expense related to the MRDP, partially offset by an $111,000 decrease in non-cash expense related to the ESOP when compared to the prior year. (See Note 1 and Note 12 of Notes to Consolidated Financial Statements.) Total non-cash compensation expense related to stock based compensation and benefits amounted to $985,000 for the year. These expenses, when incurred, result in an increase in expense and an increase in shareholder equity rather than a cash outlay. Additional increases in other expense related to increased compensation and benefits expense of $1.1 million due to an increase in the number of employees and regular salary increases as well as severance paid to the Chief Executive Officer who resigned in January 2000. Depreciation expense increased $193,000 due to additional buildings and other capital expenditures. For the year ended March 31, 2000 compared to the year ended March 31, 1999, other expense changes included a $271,000 increase in supplies, postage and telephone expense, primarily due to increased core deposit accounts, providing telephone service to the new centralized lending center, supplies for an increased number of employees, and a general increase in business activity associated with loan and deposit growth. Occupancy and equipment maintenance expense increased $159,000 due to the new branch building in Vale, the placement of additional ATM's in new locations, and maintenance of technological upgrades, as well as general increases in utilities and other expense levels. Customer accounts expense for servicing deposit accounts increased $134,000 due to the growth in deposit accounts.
  Income Taxes. The provision for income taxes was $1.5 million for the year ended March 31, 2000 compared to $1.8 million for the year ended March 31, 1999 decreasing the effective tax rate from 36.3% for the prior year to 36.1% for the current year. The decrease in the effective tax rate was due to an increase of $290,000 of tax-exempt interest earned on Oregon municipal bonds. In the prior year the effective tax rate was decreased to 36.3% due to a $125,000 rebate received from the State of Oregon because the statutory rate paid on taxable income for the year ended March 31, 1998 was reduced from 6.6% to 3.3% by legislative action in the final quarter of the fiscal year ended March 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
  Net Income. Net income was $3.2 million for the year ended March 31, 1999 compared to $3.0 million for the year ended March 31, 1998. This 3.9% increase resulted primarily from an increase in net interest income of $1.8 million and a $52,000 increase in non interest income partially offset by a $345,000 increase in the loan loss provision and a $1.6 million increase in non interest expense.
  Net Interest Income. Net interest income increased 16.8% to $12.5 million for the year ended March 31, 1999 from $10.7 million for the year ended March 31, 1998. Interest income increased 11.4% to $20.6 million for the year ended March 31, 1999 compared to $18.5 million for the same period ended March 31, 1998. The increase was primarily due to increases in earning assets as loans outstanding increased $31.9 million and investments increased $29.9 million. Interest expense increased 3.8% from $7.8 million for the year ended March 31, 1998 to $8.1 million for the year ended March 31, 1999. The increase was relatively small as a result of a change in the mix of deposits used to fund interest-earning assets with core deposits increasing $12.0 million from the prior year. Such deposits have a lower interest cost than time deposits. The average cost of deposits decreased from 4.22% for the year ended March 31, 1998 to 4.00% for the year ended March 31, 1999, primarily as a result of a higher average balance of lower cost core deposits compared to higher cost time deposits. As of March 31, 1999 the Bank had been able to maintain its deposit base without resorting to aggressive deposit pricing. The average rate paid on FHLB advances decreased from 5.85% for the year ended March 31, 1998 to 5.03% for the year ended March 31, 1999, as a result of the decline in short term interest rates. The interest rate spread decreased to 3.65% for the year ended March 31, 1999 from 3.73% for the year ended March 31, 1998. The decrease is attributed to a 31 basis point decrease in the yield on the Bank's loan portfolio and a 29 basis point decrease in the yield on the mortgage-backed securities portfolio, partially offset by the decrease in the cost of deposits.
  Provision for Loan Losses. The provision for loan losses are charges to earnings to bring the total allowance for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. See
Note 1 of Notes to Consolidated Financial Statements.
  The provision for loan losses was $483,000 for the year ended March 31, 1999 compared to $138,000 for the same period in 1998. This increase was primarily attributable to the growth of the loan portfolio, particularly in agricultural, commercial business and consumer loans, which are inherently riskier than one-to-four family mortgage loans.
  Other Income. Other income was $1.1 million for the year ended March 31, 1999, compared to $1.0 million for the year ended March 31, 1998. This 10.0% increase resulted primarily from increased core deposit fees and fees related to lending activities.
  Other Expenses. Other expenses were $8.2 million for the year ended March 31, 1999 compared to $6.5 million for the year ended March 31, 1998. The increase from the prior year was primarily due to an $884,000 increase in compensation and benefits expense. Increases in this area were due to an additional $252,000 of expense related to the ESOP (See Note 1 and Note 12 of Notes to Consolidated Financial Statements) when compared to the prior year. An increase of $189,000 was due to a non-cash expense related to the MRDP. Total non-cash compensation expense related to stock based compensation and benefits amounted to $912,000 for the year. These expenses, when incurred, result in an increase in expense and an increase in shareholder equity rather than a cash outlay. Additional increases in other expense related to increased compensation and benefits expense of $443,000 due to an increase in the number of employees and regular salary increases. Depreciation expense increased $93,000 due to additional buildings and other capital expenditures. Advertising expense increased $210,000 due to increased advertising on radio and in local newspapers and increased costs associated with shareholder communication. For the year ended March 31, 1999 compared to the year ended March 31, 1998, other expense fluctuations included a $67,000 increase in supplies, postage and telephone expense, primarily due to increased core deposit accounts and upgrading of several telephone systems, as well as a general increase in business activities. Occupancy and equipment maintenance expense increased $76,000 due to the new branch building in Burns and the placement of additional ATM's in new locations, as well as general increases in janitorial and other expense levels. Other expenses increased $232,000 primarily due to increased staff training efforts and moving costs associated with new employees.
  Income Taxes. The provision for income taxes was $1.8 million for the year ended March 31, 1999 compared to $2.0 million for the year ended March 31, 1998 decreasing the effective tax rate from 40.0% for the prior year to 36.3% for the current year. The decrease in the effective tax rate was due to a $125,000 rebate received from the State of Oregon because the statutory rate paid on fiscal year end March 31, 1998 income was reduced from 6.6% to 3.3%. Legislative action to reduce the rate did not occur until well after March 31, 1998, and accordingly, the credit was taken in the year ended March 31, 1999. Tax expense was also reduced in 1999 because of the tax-exempt interest earned on the $8.8 million of municipal bonds purchased.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COSTS
The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances for the years ended March 31, 2000 and March 31, 1999. For other years presented average balances are derived from monthly balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material inconsistencies in the information presented. Certain month-end balances were adjusted to approximate daily balances for the months of September 1997 through November 1997 due to the cash position and investment activity related to the $45.7 million of net proceeds from the stock conversion and the over subscription proceeds of $78.0 million.


Oregon Trail Financial Corp. and Subsidiary
Analysis of Net Interest Spread
(Dollars in thousands)


                                       Year Ended March 31, 2000             Year Ended March 31, 1999
                                   --------------------------------     ---------------------------------
                                   Average     Interest &    Yield/     Average      Interest &    Yield/
                                   Balance     Dividends      Cost      Balance      Dividends      Cost
                                   -------     ----------    ------     -------      ----------    ------
Interest-earning assets
Loans receivable, net (1)          $206,006    $ 16,709      8.11%      $168,226     $ 14,072      8.36%
Mortgage-backed securities           76,393       5,208      6.82%        55,786        3,819      6.85%
Investment securities                37,573       2,379      6.33%        31,475        2,304      7.32%
FHLB stock                            3,373         239      7.09%         3,073          236      7.68%
Federal funds sold and overnight
 interest-bearing deposits            5,402          13      0.24%         7,607          151      1.99%
                                   --------    --------      7.47%      --------     --------
  Total interest-earning assets     382,747      24,548                  266,167       20,582      7.73%
                                   --------    --------                 --------     --------
Non-interest-earning assets          14,167                               10,557
                                   --------                             --------
  Total assets                     $342,914                             $276,724
                                   ========                             ========
Interest-bearing liabilities
Passbook accounts                  $ 19,986    $    472      2.36%      $ 21,800     $    579      2.66%
Money market accounts                44,500       1,922      4.32%        24,412          889      3.64%
NOW accounts                         37,341         460      1.29%        35,537          532      1.50%
Certificates of deposit             107,912       5,672      5.26%        98,533        5,203      5.28%
                                   --------    --------                 --------     --------
  Total interest-bearing deposits   209,739       8,526      4.07%       180,282        7,203      4.00%
                                   --------    --------                 --------     --------
Securities sold under
 agreements to repurchase                67           4      5.97%             -            -       N/A

FHLB advances                        59,609       3,246      5.37%        17,108          861      5.03%
  Total interest-bearing           --------    --------                 --------     --------
   liabilities                      269,415      11,776      4.37%       197,390        8,064      4.09%
                                   --------    --------                 --------     --------
Non-interest-bearing
 liabilities                         16,755                               14,938
                                   --------                             --------
  Total liabilities                 286,170                              212,328
                                   --------                             --------
Shareholders' equity                 56,744                               64,396
                                   --------                             --------
  Total liabilities and
   shareholders' equity            $342,914                             $276,724
                                   ========                             ========

Net interest income                            $ 12,772                              $ 12,518
                                               ========                              ========

Interest rate spread                                         3.10%                                 3.65%

Net interest margin                                          3.89%                                 4.70%

Ratio of average interest-
 earning assets to average
 interest-bearing liabilities        122.02%                              134.84%

----------------------
(1) Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.

20


  Year Ended March 31, 1998            Year Ended March 31, 1997        Nine Months Ended March 31, 1997
------------------------------     --------------------------------     ---------------------------------
Average    Interest &   Yield/     Average     Interest &    Yield/     Average      Interest &    Yield/
Balance    Dividends    Cost       Balance     Dividends      Cost      Balance      Dividends      Cost
-------    ----------   ------     -------     ----------    ------     -------      ----------    ------

$146,043   $ 12,661      8.67%      $134,478    $ 11,788     8.77%      $135,768     $   8,916     8.75%
  38,251      2,733      7.14%        37,720       2,803     7.43%        36,942         2,058     7.42%
  35,171      2,345      6.67%        17,833       1,194     6.70%        17,181           860     6.67%
   2,855        222      7.78%         2,646         203     7.67%         2,672           154     7.69%

   9,946        550      5.53%         4,222          94     2.23%         3,584            42     1.55%
--------   --------                 --------    --------                --------      --------
 232,266     18,511      7.97%       196,899      16,082     8.17%       196,147        12,030     8.17%
--------   --------                 --------    --------                --------      --------
  10,497                               7,039                               7,161
--------                            --------                            --------
$242,763                            $203,938                            $203,308
========                            ========                            ========

$ 27,236   $    779      2.86%        24,393    $    705     2.89%      $ 24,245      $    525     2.89%
  18,972        687      3.62%        15,228         539     3.54%        15,195           404     3.54%
  30,516        519      1.70%        27,156         424     1.56%        27,102           318     1.56%
 103,790      5,628      5.42%       104,619       5,658     5.41%       104,480         4,238     5.40%
--------   --------                 --------    --------                --------      --------
 180,514      7,613      4.22%       171,396       7,325     4.27%       171,022         5,485     4.27%
--------   --------                 --------    --------                --------      --------

    924          34      3.68%         1,399          48     3.43%         1,396            36     3.47%

  3,024         177      5.85%         1,860         102     5,48%           862            32     4.88%
--------   --------                 --------    --------                --------      --------
 184,462      7,824      4.24%       174,655       7,475     4.28%       173,280         5,553     4.27%
--------   --------                 --------    --------                --------      --------

  12,618                               8,872                               9,418
--------                            --------                            --------
 197,080                             183,527                             182,698
--------                            --------                            --------
  45,683                              20,411                              20,610
--------                            --------                            --------
$242,763                            $203,938                            $203,308
========                            ========                            ========

           $ 10,687                             $  8,607                              $  6,477
           ========                             ========                              ========

                         3.73%                               3.89%                                 3.90%

                         4.60%                               4.37%                                 4.40%

  125.92%                             112.74%                             113.20%

                                                                                                      21

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

                   Year Ended March 31, 2000       Year Ended March 31, 1999
                    Compared to Year Ended           Compared to Year Ended
                       March 31, 1999                    March 31, 1998
                   Increase (Decrease) Due to      Increase (Decrease) Due to
                  ----------------------------    ----------------------------
Rate/Volume                      Rate/                            Rate/
 Analysis         Rate    Volume Volume  Total    Rate    Volume  Volume Total
(Dollars in       ----    ------ ------  -----    ----    ------  ------ -----
 Thousands)

Interest-earning
 assets:
 Loans receiv-
  able (1)       $ (421) $3,158 $ (96) $ 2,641   $(453) $1,923  $ (59) $1,411
 Mortgage-backed
  and related
  securities         (17)  1,412    (6)   1,389    (111)  1,252    (56) 1,085
 Investment
  securities        (312)    446   (62)      72     229    (247)   (23)   (41)
 FHLB stock          (18)     23    (2)       3      (3)     17      -     14
 Federal funds
  sold and
  overnight
  interest-bearing
  deposits          (133)    (44)   38     (139)   (352)   (129)    83   (398)
                  ------  ------ -----  -------  ------  ------  -----  -----
  Total net
   change in
   income on
   interest-earning
   assets           (901)  4,995  (128)   3,966    (690)  2,816    (55) 2,071
                  ------  ------ -----  -------  ------  ------  ----- ------
Interest-bearing
 liabilities:
 Passbook accounts   (65)    (48)    5     (108)   (54)    (155)     9   (200)
 Money market
  accounts           144     731   131    1,006      4      197      1    202
 NOW accounts        (75)     27    (4)     (52)   (61)      85    (11)    13
 Certificate
  accounts           (20)    495    (2)     473   (145)    (285)     5   (425)
 Securities sold
  under agreements
  to repurchase        -       -     4        4    (34)     (34)    34    (34)
 FHLB advances        65   2,138   186    2,389    (25)     824   (115)   684
                  ------  ------ -----  -------  ------  ------  ----- ------
  Total net change
   in expense on
   interest-bearing
   liabilities        49   3,343   320    3,712    (315)    632    (77)   240
                  ------  ------ -----  -------  ------  ------  ----- ------
Net change in net
 interest income  $  950  $1,652 $(448) $   254  $ (375) $2,184  $  22 $1,831
                  ======  ======= ===== =======  ======  ======  ===== ======

-----------------
(1) Does not include interest on loans 90 days or more past due. Includes loans originated for sale.

YEAR 2000 ISSUES
  The Year 2000 issue existed because many computer systems and applications used two-digit fields to designate a year. As the century date change occurred, date-sensitive systems could have recognized the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 could have caused systems to fail or to process financial and operational information incorrectly. The Bank systematically addressed the Year 2000 issue beginning with the establishment of a committee in 1997. As a result of management's efforts, the Year 2000 issue did not present any operational problems for the Bank as the century date change occurred. Management is cognizant that other dates may present problems as the Year 2000 progresses and has established systems and procedures to detect them as they may arise. The total cost of systems renovations related to the Year 2000 issue approximated $385,000.

MARKET RISK AND ASSET AND LIABILITY MANAGEMENT
  Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Bank's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Bank's business activities.
  The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by originating for its portfolio an increasing proportion of loans with interest rates subject to periodic adjustment to market conditions (including commercial business, agricultural and consumer loans). In the year ended March 31, 2000, however, the change in the loan mix was not sufficient to mitigate the effects of the increase in short term interest rates as the prime rate increased by 1.25% during the period July 1999 to March 2000. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits and in particular core deposits (checking and passbook savings accounts), compared to brokered deposits, reduce the effects of interest rate risk. The Bank promotes transaction accounts and management was successful in attempts to change the deposit mix during the year ended March 31, 2000 by increasing core deposits to 51.0% of total deposits at March 31, 2000 compared to 50% of total deposits at March 31, 1999. However, an increased reliance upon short term advances from the FHLB more than offset the positive effects of increased core deposits. At March 31, 2000 the Bank had $64.3 million in fixed rate advances due within one year. The effect of the rising rates coupled with short-term advances and primarily a fixed rate loan and investment portfolio combined to greatly increase the Bank's interest rate risk in the year ended March 31, 2000.
  The Bank's primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is performed for the Bank by the FHLB. The modeling process is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The interest rate sensitivity analysis performed by the FHLB for the Bank incorporates end of period rate, balance and maturity data compiled by the Bank's management using various levels of aggregation of that data.
  The following table is provided by the FHLB and sets forth the change in the Bank's net portfolio value ("NPV") at March 31, 2000, based on FHLB assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present values of net expected cash inflows from existing off-balance sheet contracts.

                                Estimated Change in
 Basis Point ("bp")             Net Portfolio Value
 Change in Rates               (Dollars in Thousands)

      400                     $(39,594)      (106.62)%
      300                      (30,150)       (81.19)
      200                      (20,574)       (55.40)
      100                      (10,515)       (28.32)
      -0-                           -0-        -0-
     -100                        8,421         22.68
     -200                       14,224         38.30
     -300                       16,099         43.35
     -400                       17,589         47.37

  The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2000 would reduce the Bank's NPV by approximately $20.6 million, or 55.4% at that date.
  Certain assumptions utilized by the FHLB in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.
  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. In the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. The model assumes a parallel change in rates, whereas actual market interest rates would not necessarily react in a parallel manner. Further, call provisions of certain securities, which shorten the actual term to maturity if exercised, are not taken into account in the model.
  The following table presents the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at March 31, 2000. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                                             After Three
                        Average     Within     One Year to      Years to      Beyond               Fair
                         Rate      One Year    Three Years     Five Years   Five Years   Total     Value
                         ----      --------    -----------     ----------   ----------   -----     -----
(Dollars in Thousands)
INTEREST SENSITIVE
 ASSETS:
Loans receivable        8.03%     $79,234       $43,439        $30,875     $67,043    $220,591  $216,008
Mortgage-backed
 securities             6.93%      17,736        13,517         11,092      42,270      84,615    84,615
Tax free municipal
 bonds                  4.54%           -             -              -       9,291       9,291     9,291
Investments and other
 interest-earning
 assets                 6.44%           -             -              -      28,145      28,145    28,145
FHLB stock              6.50%           -             -              -       3,897       3,897     3,897

INTEREST SENSITIVE
 LIABILITIES:
NOW checking            1.25%      11,027        13,123          6,430       6,178      36,758    36,758
Passbook savings        2.35%       5,828         6,935          3,398       3,264      19,425    19,425
Money market deposits   4.22%      39,779         9,720            486         117      50,102    50,102
Time certificates       5.53%      90,937        18,611          5,528       1,413     116,489   116,425

OFF-BALANCE SHEET
 ITEMS:
Commitments to
 extend credit         10.19%      14,275          7,826         5,562      12,078      39,741    39,741

                                                                                                      24

LIQUIDITY AND CAPITAL RESOURCES
  The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows, mortgage prepayments and maturing securities, cash flows and anticipated maturities of mortgage-backed bonds and agency securities are greatly influenced by general interest rates, economic conditions and competition.
  The Bank must maintain an adequate level of liquidity to ensure sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2000 cash and cash equivalents totaled $9.3 million or 2.5% of total assets. The Bank also maintained an uncommitted credit facility with the FHLB which provided for immediately available advances up to an aggregate amount of $111.2 million, under which $76.8 million in advances were outstanding at March 31, 2000. In addition to the FHLB credit facility, at March 31, 2000 the Bank had a $50.0 million reverse repurchase line of credit available with Merrill Lynch and a $15.0 million overnight line of credit with Key Bank. At March 31, 2000 the Bank could also have used the Federal Reserve discount window if all other liquidity sources had been exhausted.
  Office of Thrift Supervision regulations require savings institutions to maintain an average balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at March 31, 2000 was 9.9%.
  The Bank's primary investing activity is the origination of one-to-four family mortgage loans within its primary market area. During the years ended March 31, 2000, 1999 and 1998 the Bank originated $30.1 million, $38.8 million, and $21.8 million of such loans, respectively. At March 31, 2000, the Bank had commitments to extend credit totaling $39.7 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2000 totaled $90.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
  Office of Thrift Supervision regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2000, the Bank complied with all regulatory capital requirements as of that date with tangible, core and total capital ratios of 14.0%, 14.0% and 28.5%, respectively. See Note 16 of Notes of Consolidated Financial Statements.

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

Independent Auditors' Report

To the Board of Directors
Oregon Trail Financial Corp. and Subsidiary
Baker City, Oregon

     We have audited the accompanying consolidated balance sheets of Oregon Trail Financial Corp. and Subsidiary (the "Company", formerly known as Pioneer Bank, a Federal Savings Bank, prior to the October 3, 1997 conversion discussed in Note 11) as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oregon Trail Financial Corp. and Subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 3, 2000

Oregon Trail Financial Corp. and Subsidiary
Consolidated Balance Sheets
March 31, 2000 and 1999
(In thousands, except share data)

Assets                                                   2000         1999
                                                         ----         ----
Cash and due from banks                                $1,673       $1,756
Interest-bearing deposits                               7,588        4,520
                                                     --------     --------
    Total cash and cash equivalents                     9,261        6,276
Securities:
  Investment securities available for sale, at
   fair value (amortized cost of $39,937 and
   $38,249)                                            37,436       37,965
  Mortgage-backed and related securities
   available for sale, at fair value (amortized
   cost of $87,436 and $60,278)                        84,615       60,371
  Mortgage-backed and related securities held to
   maturity, at amortized cost (fair value of
   zero and $9,518)                                         -        9,338
Loans receivable, net of allowance for loan
 losses of $1,396 and $1,228                          220,591      185,747
Accrued interest receivable                             2,452        2,012
Premises and equipment, net                             9,902        7,825
Stock in FHLB of Seattle, at cost                       3,897        3,221
Real estate owned                                           -           37
Net deferred tax asset                                  1,507            -
Other assets                                              951          681
                                                     --------     --------
TOTAL ASSETS                                         $370,612     $313,473
                                                     ========     ========
Liabilities and shareholders' equity
LIABILITIES:
  Deposits:
    Interest-bearing                                 $106,285      $88,245
    Noninterest-bearing                                14,961       11,594
    Time certificates                                 116,489       99,750
                                                     --------     --------
           Total deposits                             237,735      199,589

  Accrued expenses and other liabilities                2,333        2,399
  Advances from FHLB of Seattle                        76,750       50,250
  Net deferred tax liability                                -          455
  Advances from borrowers for taxes and
   insurance                                              690          697
                                                     --------     --------
           Total liabilities                          317,508      253,390
                                                     --------     --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; no shares issued or
   outstanding                                              -            -
  Common stock, $.01 par value; 8,000,000
    shares authorized;
    March 31, 2000, 4,694,875 issued,
     3,317,006 outstanding;
    March 31, 1999, 4,694,875 issued,
     3,763,564 outstanding                                 36           42
  Additional paid-in capital                           31,743       38,357
  Retained earnings (substantially restricted)         27,759       26,206
  Unearned shares issued to the ESOP                   (2,415)      (2,951)
  Unearned shares issued to the MRDP                     (740)      (1,453)
  Accumulated other comprehensive loss                 (3,279)        (118)
                                                     --------     --------
           Total shareholders' equity                  53,104       60,083
                                                     --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $370,612     $313,473
                                                     ========     ========
See Notes to Consolidated Financial Statements.

Oregon Trail Financial Corp. and Subsidiary
Consolidated Statements of Income
Years Ended March 31, 2000, 1999 and 1998
(In thousands, except share data)

                                                  2000      1999      1998
INTEREST INCOME:                                -------   -------   -------
  Interest and fees on loans receivable         $16,709   $14,072   $12,661
  Securities:
    Mortgage-backed and related securities        5,208     3,819     2,734
    U.S. government and government agencies
     and other                                    2,392     2,455     2,894
    FHLB of Seattle dividends                       239       236       222
                                                -------   -------   -------
           Total interest income                 24,548    20,582    18,511
                                                -------   -------   -------
INTEREST EXPENSE:
  Deposits                                        8,526     7,203     7,613
  Securities sold under agreements to
   repurchase                                         4         -        34
  FHLB of Seattle advances                        3,246       861       177
                                                -------   -------   -------
           Total interest expense                11,776     8,064     7,824
                                                -------   -------   -------
           Net interest income                   12,772    12,518    10,687

PROVISION FOR LOAN LOSSES                           178       483       138
                                                -------   -------   -------
           Net interest income after
            provision for loan losses            12,594    12,035    10,549
                                                -------   -------   -------
NONINTEREST INCOME:
  Service charges on deposit accounts             1,088       757       687
  Loan servicing fees                               284       294       244
  Other income                                      230        47       115
                                                -------   -------   -------
           Total noninterest income               1,602     1,098     1,046
                                                -------   -------   -------
NONINTEREST EXPENSE:
  Employee compensation and benefits              6,022     4,862     3,978
  Supplies, postage, and telephone                  850       579       512
  Depreciation                                      686       493       400
  Occupancy and equipment                           618       459       383
  Customer accounts                                 426       292       274
  Advertising                                       449       442       232
  Professional fees                                 267       295       213
  FDIC insurance premium                            103       120       133
  Other                                             694       640       408
                                                -------   -------   -------
           Total noninterest expense             10,115     8,182     6,533
                                                -------   -------   -------
           Income before income taxes             4,081     4,951     5,062

PROVISION FOR INCOME TAXES                        1,472     1,797     2,026
                                                -------   -------   -------
NET INCOME                                       $2,609    $3,154    $3,036
                                                 ======    ======    ======
Basic earnings per share                          $0.74     $0.78     $0.38
Diluted earnings per share                        $0.70     $0.76     $0.38
Weighted average common shares outstanding:
  Basic                                       3,546,873 4,065,423 4,326,066
  Diluted                                     3,723,600 4,159,540 4,326,066
See Notes to Consolidated Financial Statements.


Oregon Trail Financial Corp. and Subsidiary
Consolidated Statements of Shareholders' Equity
Years Ended March 31, 2000, 1999 and 1998
(In thousands, except share data)
                                                           Unearned   Unearned
                                                           Shares     Shares
                                                           Issued to  Issued to           Accumu-
                                                           Employee   Management          lated
                                                           Stock      Recogni-            Other
                    Common Stock    Additional             Owner-     tion and  Compre-   Compre-
                 ------------------- Paid-In   Retained    ship       Develop-  hensive   hensive
                  Shares     Amount  Capital   Earnings    Trust      ment Plan Income    Income   Total

BALANCE, APRIL 1,
 1997                    -      $-        $-    $21,149         $-         $-           $(122)   $21,027
Net income               -       -         -      3,036          -          -  $3,036       -      3,036
Cash dividends
 paid                    -       -         -       (217)         -          -       -       -       (217)
Issuance of
 common stock,
 net             4,694,875      47    45,682          -          -          -       -       -     45,729
Unearned ESOP
 shares           (375,590)      -         -          -     (3,756)         -       -       -     (3,756)
Earned ESOP
 shares             26,828       -       203          -        268          -       -       -        471
Unrealized gain
 on securities
 available for
 sale, net of
 tax                     -       -         -          -          -          -   1,011   1,011      1,011
Comprehensive                                                                  ------
 income                  -       -         -          -          -          -  $4,047       -          -
                 ---------     ---   -------   --------    -------    -------  ====== -------   --------
BALANCE, MARCH 31,
 1998            4,346,113      47    45,885     23,968     (3,488)         -             889     67,301
Net income               -       -         -      3,154          -          -  $3,154       -      3,154
Cash dividends
 paid                    -       -         -       (916)         -          -       -       -       (916)
Stock repurchased (488,883)     (6)   (9,355)         -          -          -       -       -     (9,361)
Stock repurchased
 and issued to
 MRDP trust       (147,322)      1     1,641          -          -     (1,642)      -       -          -
Earned ESOP
 shares             53,656       -       186          -        537          -       -       -        723
Earned MRDP
 shares                  -       -         -          -          -        189       -       -        189
Unrealized loss
 on securities
 available for
 sale, net of tax        -       -         -          -          -          -  (1,007) (1,007)    (1,007)
Comprehensive                                                                  ------
 income                  -       -         -          -          -          -  $2,147       -          -
                 ---------     ---   -------   --------    -------    -------  ====== -------   --------
BALANCE, MARCH
 31, 1999        3,763,564      42    38,357     26,206     (2,951)    (1,453)           (118)    60,083
Net income               -       -         -      2,609          -          -  $2,609       -      2,609
Cash dividends
 paid                    -       -         -     (1,056)         -          -       -       -     (1,056)
Stock
 repurchased      (534,228)     (6)   (6,350)         -          -          -       -       -     (6,356)
Earned ESOP
 shares             53,656       -        76          -        536          -       -       -        612
New MRDP
 shares granted          -       -        71          -          -        (71)      -       -          -
Earned MRDP shares  34,014       -         -          -          -        373       -       -        373
Forfeitures of
 MRDP shares             -       -      (411)         -          -        411       -       -          -
Unrealized loss
 on securities
 available for
 sale, net of tax        -       -         -          -          -          -  (3,161) (3,161)    (3,161)
Comprehensive                                                                  ------
 income                  -       -         -          -          -          -   $(552)      -          -
                 ---------     ---   -------   --------    -------    -------  ====== -------   --------
BALANCE, MARCH
 31, 2000        3,317,006     $36   $31,743    $27,759    $(2,415)     $(740)        $(3,279)   $53,104
                 =========     ===   =======   ========    =======    =======         =======   ========

See Notes to Consolidated Financial Statements.
                                                                                                      29

Oregon Trail Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended March 31, 2000, 1999 and 1998
(In thousands)

                                                  2000       1999       1998
                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  2,609   $  3,154   $  3,036
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                     686        493        400
  Compensation expense related to ESOP             612        723        471
  Compensation expense related to MRDP             373        189          -
  Amortization of deferred loan fees, net         (107)      (248)      (184)
  Provision for loan losses                        178        483        138
  Deferred income taxes                           (264)       (60)        41
Amortization and accretion of premiums and
 discounts on investments and loans purchased      191       (319)      (126)
Federal Home Loan Bank of Seattle dividends       (239)      (236)      (222)
Gain on sale of real estate owned                  (22)       (11)         -
(Gain) Loss on sale of premises and equipment     (158)         4        (48)
Change in assets and liabilities:
   Trading securities
   Loans held for sale                                          -        428
   Accrued interest receivable                    (440)      (336)      (351)
   Other assets                                     (6)        30       (466)
   Accrued expenses and other liabilities          (66)     1,140        621
                                              --------   --------   --------
    Net cash provided by operating activities    3,347      5,006      3,738
                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                           (101,399)  (108,660)   (56,591)
  Loan principal repayments                     80,611     84,090     47,175
  Loans purchased                              (14,533)    (7,693)    (5,777)
  Proceeds from maturity of securities
   available for sale                            5,027     25,223     77,427
 Principal repayments of securities
  available for sale                            13,362      8,916      2,986
  Purchase of securities available for sale    (37,939)   (68,781)  (108,049)
  Principal repayments of securities held
   to maturity                                       -      3,533      2,545
  Purchase of securities held to maturity         (437)         -        (33)
  Purchase of premises and equipment            (2,990)    (2,898)    (1,511)
  Proceeds from sale of premises and
   equipment                                       385        153        225
  Proceeds from sale of real estate owned          324        340          -
                                              --------   --------   --------
    Net cash used in investing activities      (57,589)   (65,777)   (41,603)
                                              --------   --------   --------
                                                                  (Continued)

Oregon Trail Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended March 31, 2000, 1999 and 1998
(In thousands)

                                                  2000       1999       1998
                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net of withdrawals      $ 38,146   $  6,855   $ 13,577
Decrease in securities sold under
 agreements to repurchase                            -          -     (1,431)
Change in advances from borrowers for
 taxes and insurance                                (7)       (92)        98
Proceeds from FHLB of Seattle advances         938,208    127,950     41,600
Repayment of FHLB of Seattle advances         (911,708)   (77,700)   (42,400)
Proceeds from issuance of common stock,
 net of conversion expenses                          -          -    123,779
Repayment of stock over subscription                 -          -    (78,050)
Funding provided to ESOP for purchase
 of common stock                                     -          -     (3,756)
Payment of cash dividend                        (1,056)      (916)      (217)
Stock repurchase                                (6,356)    (9,361)         -
                                              --------   --------   --------

Net cash provided by financing activities       57,227     46,736     53,200
                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                2,985    (14,035)    15,335

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR     6,276     20,311      4,976
                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR        $  9,261   $  6,276   $ 20,311
                                              ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
   Interest on deposits and other borrowings  $  3,275   $    903   $    308
   Income taxes                                  1,385      2,409      2,192
  Noncash investing activities:
   Transfer of loans to foreclosed real
    estate                                         264         51        313
   Unrealized gain (loss) on securities
    available for sale, net of tax              (3,161)    (1,007)     1,011

See Notes to Consolidated Financial Statements.

Oregon Trail Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended March 31, 2000, 1999 and 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation The consolidated financial statements include the accounts of Oregon Trail Financial Corp. and its wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank"), collectively (the "Company"). Oregon Trail Financial Corp. became the holding company of the Bank upon conversion of the Bank from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings and loan association on October 3, 1997. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

   Nature of Operations - The Company is engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, and commercial loans, and to a lesser extent, agricultural loans to its customers in Eastern Oregon.

   Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions. These assumptions result in estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents - The Company considers all cash on hand and due from banks, all interest-bearing deposits held at domestic banks, and investment securities with an original term to maturity of three months or less to be cash equivalents.

   Securities - The Company accounts for securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities at March 31, 2000 and 1999. Securities not classified as trading, or as held to maturity, are classified as available for sale. Unrealized holding gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses net of tax are also included as a component of comprehensive income. Unrealized losses on securities resulting from an other than temporary decline in fair value are recognized in earnings when incurred. Realized and unrealized gains and losses are determined using the specific identification method.

   Federal Home Loan Bank Stock - The Company's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. At March 31, 2000, the Company's minimum investment requirement was approximately $3,387,000. The Company may request redemption at par value of any stock in excess of the amount the Company is required to hold. Stock redemptions are granted at the discretion of the FHLB.

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

   Loans Held for Sale - To mitigate interest rate sensitivity, from time to time certain fixed rate loans are identified as held for sale in the secondary market. Accordingly, such loans are classified as held for sale in the consolidated balance sheets and are carried at the lower of aggregate cost or net realizable value. At March 31, 2000 and 1999, there were no loans held for sale.

   Allowance for Loan Losses - Allowances for losses on specific problem loans and real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgment of management, is impaired. In addition to specific reserves, the Company also maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is an estimate based upon factors and trends identified by management at the time financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond the Company's control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statements.
   The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. These statements address the disclosure requirements and allocations of the allowance for loan losses for certain impaired loans. A loan within the scope of these statements is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Smaller balance homogeneous loans, including single family residential and consumer loans, are excluded from the scope of this statement.
   When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, impairment is measured at current fair value of the collateral, reduced by estimated selling costs. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and premium or discount), loan impairment is recognized by establishing or adjusting an allocation of the allowance for loan losses. The Company generally considers these loans on a nonaccrual status to be impaired. SFAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected. At March 31, 2000 and 1999, respectively, the Company had no loans deemed to be impaired as defined by SFAS No. 114.

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

   Management Recognition and Development Plan - The Company sponsors a Management Recognition and Development Plan ("MRDP"). The MRDP is accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and a modification of Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The plan authorizes the grant of common stock shares to certain officers and directors, which vest over a five to six year period in equal installments. The Company recognizes compensation expense based on the fair value of the common stock at the grant date, as granted shares become vested. Granted MRDP shares that have not yet vested are considered to be contingently issuable shares and are only included in diluted earnings per share. When the MRDP shares vest, they are included in basic earnings per share.

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

   Operating Segments - The Company has only one operating segment as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

   Recently Issued/Adopted Accounting Pronouncements - Effective April 1, 1999, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and disclosure requirements for derivative instruments, including certain instruments embedded in other financial instruments, and for hedging activities. The Company does not have any derivative instruments that meet the scope of this statement. The statement also allows, on the date of initial application, an entity to transfer any held to maturity securities into the available for sale or trading categories. The Company transferred all held to maturity securities with a book value and fair value of $9,338,000 and $9,518,000, respectively, to its available for sale portfolio on April 1, 1999. The transfer was recorded as a direct increase to other comprehensive income of $111,000 (net of income tax of $69,000), which was recorded in the first quarter of fiscal year 2000.

2. SECURITIES

   The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2000 and 1999 are summarized as follows (in thousands):

                                                 Gross     Gross
                                                  Un-        Un-
March 31, 2000                       Amortized  realized  realized    Fair
                                        Cost     Gains     Losses     Value
Available for sale:                  ---------  --------  --------    -----
U.S. government and government
 agency obligations:
  Maturing after one year through
   five years                        $     520   $   -    $    (6)  $    514
  Maturing after five years through
   ten years                            23,427      10     (1,235)    22,202
  Maturing after ten years              15,990       -     (1,270)    14,720
                                     ---------   -----    -------   --------
                                        39,937      10     (2,511)    37,436
                                     ---------   -----    -------   --------
Mortgage-backed and related
 securities:
  GNMA maturing after one year
   through five years                      165       -         (3)       162
  GNMA maturing after five years
   through ten years                        67       3          -         70
  GNMA maturing after ten years         41,461     426     (1,242)    40,645
  FHLMC maturing after ten years        23,626       1     (1,084)    22,543
  FNMA maturing after ten years         22,117      10       (932)    21,195
                                     ---------   -----    -------   --------
                                        87,436     440     (3,261)    84,615
                                     ---------   -----    -------   --------
   Total available for sale          $ 127,373   $ 450    $(5,772)  $122,051
                                     =========   =====    =======   ========

March 31, 1999

Available for sale:
 U.S. government and government
  agency obligations:
   Maturing after one year through
    five years                       $   5,027   $  16    $     -   $  5,043
   Maturing after five years
    through ten years                   19,404      17       (188)    19,233
   Maturing after ten years             13,818      10       (139)    13,689
                                     ---------   -----    -------   --------
                                        38,249      43       (327)    37,965
                                     ---------   -----    -------   --------
Mortgage-backed and related
 securities:
   GNMA maturing after one year
    through five years                     221       2          -        223
   GNMA maturing after five years
    through ten years                        4       -          -          4
   GNMA maturing after ten years        22,840     490       (202)    23,128
   FHLMC maturing after ten years       18,757       3       (229)    18,531
   FNMA maturing after ten years        18,456     113        (84)    18,485
                                     ---------   -----    -------   --------
                                        60,278     608       (515)    60,371
                                     ---------   -----    -------   --------
    Total available for sale         $  98,527   $ 651    $  (842)  $ 98,336

                                     =========   =====    =======   ========
Held to maturity:
 Mortgage-backed and related
  securities:
   GNMA maturing after ten years     $   8,230   $ 171    $     -   $  8,401
   FNMA maturing after ten years           839       1          -        840
   FHLMC maturing after ten years          269       8          -        277
                                     ---------   -----    -------   --------
    Total held to maturity           $   9,338   $ 180    $     -   $  9,518
                                     =========   =====    =======   ========

   Expected maturities of mortgage-backed and related securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

   Investments and mortgage-backed and related securities totaling $59,377,000 and $33,815,000 were pledged against public funds and other deposits at March 31, 2000 and 1999, respectively.

3. LOANS RECEIVABLE

                                                             March 31,
                                                     -----------------------
Loans receivable are summarized as follows               2000        1999
 (in thousands):                                     ----------   ----------

Mortgage loans:
 One-to-four family                                  $  127,589   $  109,089
 Multi-family                                             2,989        2,810
 Commercial                                              14,808       13,703
 Agricultural                                             2,420        2,240
 Construction                                             3,648        2,825
 Land                                                       158          330
                                                     ----------   ----------
   Total mortgage loans                                 151,612      130,997
                                                     ----------   ----------
Consumer loans:
 Unsecured                                                3,414        2,836
 Home equity and second mortgage                         14,983       16,262
 Auto loans                                              21,547       11,843
 Credit card                                              1,026          949
 Loans secured by savings deposits                          452          416
 Other secured                                            3,190        2,985
                                                     ----------   ----------
   Total consumer loans                                  44,612       35,291
                                                     ----------   ----------
Commercial loans:
 Business                                                13,853       12,031
 Agricultural                                            13,275        9,781
                                                     ----------   ----------
   Total commercial loans                                27,128       21,812
                                                     ----------   ----------
   Total loans                                          223,352      188,100

Less:
 Net deferred loan fees                                   1,365        1,125
 Allowance for loan losses                                1,396        1,228
                                                     ----------   ----------
Total loans receivable, net                          $  220,591   $  185,747
                                                     ==========   ==========


   The weighted average interest rate on loans at March 31, 2000 and 1999 was 8.03% and 7.92%, respectively.

   Allowance for loan loss activity is summarized as follows for the years ended March 31, 2000, 1999 and 1998 (in thousands):

                                                 2000      1999      1998
                                              --------   -------   -------
Balance, beginning of year                    $  1,228   $   847   $   725
Provision for loan losses                          178       483       138
Charge-offs                                        (42)     (115)      (49)
Recoveries                                          32        13        33
                                              --------   -------   -------
                                              $  1,396   $ 1,228   $   847
                                              ========   =======   =======

Nonaccrual loans were $155,000 and $138,000 at March 31, 2000 and 1999, respectively. Interest income that would have been recorded under the original terms of nonaccrual loans totaled $8,000 for the year ended March 31, 2000 and $7,000 for the years ended March 31, 1999 and 1998.

4. TRANSACTIONS WITH AFFILIATES

   Loans - Certain directors and executive officers of the Company are customers of, and have had transactions with, the Bank in the ordinary course of business. An analysis of activity with respect to loans receivable from directors and executive officers of the Company for the years ended March 31, 2000, 1999, and 1998 is summarized as follows (in thousands):

                                                 2000      1999      1998
                                              --------   -------   -------
Beginning balance                             $  1,362   $   576   $   326
  Additions                                        132       928       491
  Reductions                                      (278)     (142)     (241)
                                              --------   -------   -------
Ending balance                                $  1,216   $ 1,362   $   576
                                              ========   =======   =======

   At March 31, 2000, all loans to directors and executive officers of the Company were current.

5. ACCRUED INTEREST RECEIVABLE

   Accrued interest receivable is summarized as follows (in thousands):

                                                             March 31,
                                                     -----------------------
                                                         2000        1999
                                                     ----------   ----------

Loans receivable                                     $    1,316   $    1,086
Mortgage-backed and related securities                      505          391
U.S. government and government agencies                     631          535
                                                     ----------   ----------

                                                     $    2,452   $    2,012
                                                     ==========   ==========

6. PREMISES AND EQUIPMENT

   Premises and equipment are summarized as follows (in thousands):

                                                             March 31,
                                                     -----------------------
                                                         2000        1999
                                                     ----------   ----------

Land                                                 $      967   $      836
Land held for development                                     -          200
Buildings and improvements                                6,838        5,633
Furniture, fixtures and equipment                         3,601        3,202
Construction in process                                   1,602          676
                                                     ----------   ----------

                                                         13,008       10,547
Less accumulated depreciation                             3,106        2,722
                                                     ----------   ----------
                                                     $    9,902   $    7,825
                                                     ==========   ==========

7. DEPOSITS

   Deposits at March 31 are summarized as follows (dollars in thousands):

                                     2000                      1999
                          -------------------------- ------------------------
                          Weighted                   Weighted
                          Average                    Average
                          Interest                   Interest
                            Rate   Balance   Percent   Rate  Balance  Percent

Non-interest bearing           -%  $ 14,961    6.29%      -% $ 11,594   5.81%
NOW checking                1.25     36,758   15.46    1.36    36,676  18.38
Passbook savings accounts   2.35     19,425    8.17    2.35    21,083  10.56
Money market deposit        4.22     50,102   21.08    4.14    30,486  15.27
Time certificates           5.53    116,489   49.00    5.15    99,750  49.98
                            ----   --------  ------    ----  -------- ------
                            3.98   $237,735  100.00%   3.70% $199,589 100.00%
                            ====   ========  ======    ====  ======== ======

   At March 31, 2000, time certificate maturities are as follows (in thousands):

Within one year                                                 $  90,932
One year to two years                                              11,541
Two years to three years                                            7,070
Three years to four years                                           1,498
Four years to five years                                            4,030
Thereafter                                                          1,418
                                                                ---------
                                                                $ 116,489
                                                                =========

   The aggregate amount of time certificates with a minimum denomination of $100,000 was $28,544,000 and $20,021,000 at March 31, 2000 and 1999,
respectively. Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").
   Interest expense on deposits is summarized as follows for the years ended March 31, 2000, 1999, and 1998 (dollars in thousands):

                                                 2000      1999      1998
                                              --------   -------   -------
NOW checking                                  $    480   $   532   $   519
Passbook savings accounts                          472       579       779
Money market deposit                             1,922       889       687
Time certificates                                5,652     5,203     5,628
                                              --------   -------   -------
                                              $  8,526   $ 7,203   $ 7,613
                                              ========   =======   =======

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands):

                                                           2000      1999
                                                         -------   -------
Average balance                                          $    67   $     -
Maximum month end balance                                      -         -
Average interest rate at year end                            N/A       N/A

   The average balance is computed on a daily average method. During the year, the Company established a $50 million line of credit with Merrill Lynch. The line was used for one borrowing of $3.5 million for seven days. There were no amounts outstanding at any month end. The Company maintains control of the securities pledged as collateral.

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

   At March 31, 2000, FHLB advances were scheduled to mature as follows (dollars in thousands):

                              Adjustable          Fixed
                             Rate Advances    Rate Advances   Total Advances
                             --------------   --------------  ----------------
                             Rate*   Amount   Rate*  Amount   Rate*   Amount

Due in less than one year     N/A   $    -    6.06%  $64,250  6.06%  $ 64,250
One to two years              N/A        -    4.93     5,000  4.93      5,000
Four to five years            N/A        -    5.24     7,500  5.24      7,500
                             ----   ------    ----   -------  ----   --------
                              N/A   $    -    5.91%  $76,750  5.91%  $ 76,750
                             ====   ======    ====   =======  ====   ========
* Weighted average interest rate

   The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended March 31, 2000, 1999 and 1998 (dollars in thousands):

                                                 2000      1999       1998
                                              --------   --------    -------
Maximum outstanding at any month end          $ 76,750   $ 50,250   $ 8,000
Daily average outstanding                       60,418     17,108     3,024
Weighted average interest rates:
  Annual                                          5.37%      5.03%     5.85%
  End of year                                     5.91%      5.15%      N/A
Interest expense during the year              $  3,246   $    861   $   177

10. INCOME TAXES

   A reconciliation of the tax provision based on statutory corporate tax rates and the provision shown in the accompanying consolidated statements of income for the years ended March 31, 2000, 1999 and 1998 is summarized as follows (dollars in thousands):

                                     2000            1999           1998
                                Amount  Percent Amount  Percent Amount Percent
                                --------------- --------------- --------------
Federal income taxes at
 statutory rate                 $ 1,388  34.0%  $ 1,683  34.0%  $1,721  34.0%
State income taxes at
 statutory rate, net
 of related federal
 tax effect                         180   4.4       218   4.4      223   4.4
Other, net                          (96) (2.3)     (104) (2.1)      82   1.6
                                -------  ----   -------  ----   ------  ----
                                $ 1,472  36.1%  $ 1,797  36.3%  $2,026  40.0%
                                =======  ====   =======  ====   ======  ====

   Provision (benefit) for income taxes for the years ended March 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                 2000      1999      1998
                                              --------   -------   -------
Current:
 Federal                                      $  1,436   $ 1,538   $ 1,643
State                                              300       319       342
                                              --------   -------   -------

Total current                                    1,736     1,857     1,985
                                              --------   -------   -------
Deferred:
 Federal                                          (219)      (50)       34
 State                                             (45)      (10)        7
                                              --------   -------   -------
   Total deferred                                 (264)      (60)       41
                                              --------   -------   -------
   Total provision for income taxes           $  1,472   $ 1,797   $ 2,026
                                              ========   =======   =======


   The components of net deferred income assets and liabilities at March 31, 2000 and 1999 are summarized as follows (in thousands):

                                                           2000      1999
                                                         -------   -------
Deferred tax assets:
 Deferred loan fees                                      $   319   $   150
 Allowance for loan losses                                   549       464
 Vacation accrual                                            114       118
 Unrealized losses on securities available for sale        1,851       123
 Other                                                       151        65
                                                         -------   -------
   Total deferred tax assets                               2,984       920
                                                         -------   -------
Deferred tax liabilities:
 FHLB stock dividends                                     (1,045)    ( 897)
 Accumulated depreciation                                   (117)    ( 180)
 Other                                                      (106)        -
 Tax bad debt reserve in excess of base-year reserve        (209)    ( 298)
                                                         -------   -------
   Total deferred tax liabilities                         (1,477)  ( 1,375)
                                                         -------   -------
   Net deferred tax asset (liability)                    $ 1,507   $ ( 455)
                                                         =======   =======

   For the fiscal year ended June 30, 1996 and years prior, the Company determined bad debt expense deducted from taxable income based on 8% of taxable income before such deduction or based on the experience method as provided by the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the experience method to record bad debt expense, and must also recapture the excess reserve accumulated from use of the 8% method ratably over a six-taxable-year period for all years subsequent to 1987. The income tax provision from 1987 to 1996 included an amount for the tax effect of such reserves. At March 31, 2000, the Company had recaptured approximately $1,038,000 of bad debt deductions taken in prior periods. At March 31, 2000, remaining bad debt deductions to be recaptured approximated $515,000.

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

11. SHAREHOLDERS' EQUITY

   Oregon Trail Financing Corp. ("OTFC") was incorporated under Oregon law in June 1997 to acquire and hold all of the outstanding capital stock of the Bank, as part of the Bank's conversion from a federally chartered mutual savings and loan association. In connection with the conversion, which was consummated on October 3, 1997, OTFC issued and sold 4,694,875 shares of common stock including the shares allocated to the ESOP (par value of $.01 per share) at a price of $10.00 per share for net total proceeds of $45,729,000 after conversion expenses of $1,220,000. OTFC retained one-half of the net proceeds and used the remaining net proceeds to purchase the newly issued capital stock of the Bank. The net conversion proceeds of $45,729,000 were held in withdrawable accounts at the Bank at September 30, 1997. Since, among other things, all required regulatory approvals to consummate the conversion were received prior to September 30, 1997, the conversion has been accounted for as being effective as of September 30, 1997. The oversubscription proceeds of $78,050,000 were refunded, with accrued interest on October 3, 1997.

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

   In March 1999, the Company received a non-objection response from the OTS to a request to repurchase 5%, or 210,666, of its outstanding shares. The repurchase was completed in May and June 1999 at a weighted average price of $13.03 per share. In September 1999, the Company received another non-objection response from the OTS to a request to repurchase 5%, or 199,785, of its outstanding shares. The repurchase was completed in November 1999 at a weighted average price of $12.03 per share. In December 1999, the Company made a special application to the OTS for an exception to policy to be allowed to repurchase another 5%, or 179,005, of its outstanding shares. Approval was received on February 24, 2000. As of March 31, 2000, 123,777 shares had been repurchased under the program at a weighted average price per share of $11.18. During the year ended March 31, 2000, the repurchase programs resulted in a 534,228 reduction of shares outstanding and reduced equity by $6.4 million.

12. EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

   As part of the conversion discussed in Note 11, an ESOP was established for all employees. The ESOP borrowed $3,756,000 from the Company and used the funds to purchase 375,590 shares of the common stock of the Company issued in the conversion. The loan will be repaid by the Bank over a seven-year period. The loan had an outstanding balance of $2,658,000 and $3,123,000 at March 31, 2000 and 1999, respectively, at an interest rate of 8.5%. The shares included in the ESOP are held in a suspense account and released to participants quarterly over a seven-year period. Compensation expense is recognized to the extent of the fair value of shares committed to be released. The Company recorded compensation expense related to the ESOP of $612,000, $723,000, and $471,000 during the years ended March 31, 2000, 1999, and 1998, respectively.

   ESOP share activity is summarized in the following table:

                                                              Committed to
                                               Unreleased     be Released
                                               ESOP Shares      Shares
                                               -----------      ------

Balance, April 1, 1997                                 -              -
Issuance October 3, 1997                         375,590              -
1998 release                                     (26,828)        26,828
                                                --------       --------
Balance, March 31, 1998                          348,762         26,828
1999 release                                     (53,656)        53,656
                                                --------       --------
Balance, March 31, 1999                          295,106         80,484
2000 release                                     (53,656)        53,656
                                                --------       --------
Balance, March 31, 2000                          241,450        134,140
                                                ========       ========

13. MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN ("MRDP")

   In May 1998, the Board of Directors approved an MRDP for the benefit of officers and non-employee directors which authorizes the grant of 187,795 common stock shares. Shareholders approved the plan in July 1998. On October 8, 1998, 147,322 shares were granted to eligible participants covered under the plan at a share price of $11.15. Those eligible to receive benefits under the MRDP are determined by members of a committee appointed by the Board of Directors of the Company. MRDP awards vest ratably over a five- to six-year period beginning on October 8, 1999 (the first anniversary of the effective date of the MRDP) or upon the participant's death or disability. The Company recognizes compensation expense based on the fair value of the common stock on the grant date in accordance with the vesting schedule during the years in which the shares are payable. Compensation expense for the years ended March 31, 2000 and 1999 was $373,000 and $189,000, respectively. During the year ended March 31, 2000, 36,871 of the shares granted on October 8, 1998 were forfeited. On October 8, 1999, an additional 6,350 shares were granted to eligible participants under the plan at a share price of $11.18.

14. EARNINGS PER SHARE ("EPS")

   EPS is computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP Plan and stock options granted under the stock option plan. Shares held by the Company's ESOP that are committed for release are included in the basic and diluted EPS calculations. The following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations for the years ended March 31, 2000, 1999, and 1998. There are no resulting adjustments to net earnings:

                                                 2000       1999      1998
                                             ---------  ---------  ---------
Weighted average common shares
 outstanding-basic                           3,546,873  4,065,423  4,326,066
Effect of dilutive securities on number
 of shares:
  MRDP shares                                  127,596     70,635          -
  Stock options                                 49,131     23,482          -
                                             ---------  ---------  ---------
Total dilutive securities                      176,727     94,117          -

Weighted average common shares
 outstanding-assuming dilution               3,723,600  4,159,540  4,326,066

15. STOCK OPTION PLAN

   In May 1998, the Board of Directors approved a stock option plan for officers, directors, and employees, which authorizes the granting of stock options. Shareholders approved the Plan in July 1998. The maximum number of shares which may be issued under this plan is 469,488 with a maximum term of ten years for each option from the date of grant. The initial 356,500 stock options were granted on October 8, 1998 at the fair value of the common stock on that date ($11.15), and at March 31, 2000 had a weighted average remaining contractual life of 8.5 years. On October 8, 1999, an additional 5,047 stock options were granted at the fair value of the common stock on that date ($11.18) and at March 31, 2000 had a weighted average remaining contractual life of 9.5 years. All awards vest in equal installments over a five- to six- year period. Unvested options become immediately exercisable in the event of death or disability.

   Stock option activity is summarized as follows:

                                                                  Weighted
                                                                  Average
                                                  Number of       Exercise
                                                   Shares           Price
                                                  --------        --------
Outstanding, April 1, 1998                               -        $      -

  Granted                                          356,500           11.15
                                                  --------        --------

Outstanding, March 31, 1999                        356,500           11.15

  Granted                                            5,047           11.18
  Canceled                                         (80,551)          11.15
                                                  --------        --------
Outstanding, March 31, 2000                        280,996           11.15
                                                  ========        ========

   Additional Stock Plan Information   As discussed in Note 1, the Company
continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

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

   The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the October 1999 grant:

Risk-free interest rate               5.95%
Expected dividend                     2.61%
Expected lives, in years               5.0
Expected volatility                     19%

   The estimated weighted average grant-date fair value of options granted during fiscal year 1999 was $4.85 per share and for options granted during fiscal year 2000 was $2.39 per share. Had compensation cost for these awards been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended March 31, 2000 and 1999 (dollars in thousands):

                                        2000         1999
                                      ------       ------
Net income:
  As reported                         $2,609       $3,154
  Pro forma                            2,534        3,057

Earnings per common share - basic:
  As reported                          $0.74        $0.78
  Pro forma                             0.71         0.75

Earnings per common share - diluted:
  As reported                          $0.70        $0.76
  Pro forma                             0.68         0.73

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets, of Core I capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2000.

   As of March 31, 2000, the most recent notification from OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events, since the notification, that management believes have changed the Bank's category.

   The Bank's actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

                                                           Categorized as
                                                         "Well Capitalized"
                                          For Capital       Under Prompt
                                            Adequacy        Corrective
As of March 31, 2000       Actual           Purposes     Action Provision
                       ---------------  ---------------  ----------------
                        Amount   Ratio   Amount   Ratio   Amount    Ratio
Total Capital
 (To risk weighted
   assets)             $ 53,812  28.5%  $ 15,114   8.0%  $ 18,892   10.0%

Tier I Capital
 (To risk weighted
   assets)             $ 52,416  27.7%       N/A   N/A   $ 11,335    6.0%

Core Capital
 (To total assets)     $ 52,416  14.0%  $ 14,934   4.0%  $ 18,667    5.0%

Tangible Capital
 (To tangible assets)  $ 52,416  14.0%  $  5,600   1.5%       N/A    N/A

As of March 31, 1999

Total Capital
 (To risk weighted
   assets)             $ 51,516  33.1%  $ 12,455   8.0%  $ 15,569   10.0%

Tier I Capital
 (To risk weighted
   assets)             $ 50,288  32.3%       N/A   N/A   $  9,342    6.0%

Core Capital
 (To total assets)     $ 50,288  16.1%  $ 12,521   4.0%  $ 15,652    5.0%

Tangible Capital
 (To tangible assets)  $ 50,288  16.1%  $  4,695   1.5%       N/A    N/A

   The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at March 31, 2000 (in thousands):

Equity                                   $   49,316
Unrealized securities gains                   3,279
Equity of non-includable subsidiaries          (179)
                                         ----------
Tangible capital                             52,416
General valuation allowance                   1,396
                                         ----------
Total capital                            $   53,812
                                         ==========

   At periodic intervals, the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 2000, 1999, and 1998 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

17. EMPLOYEE BENEFIT PLAN

   The Company sponsors a contributory defined contribution plan pursuant to
Section 401(k) of the IRC covering substantially all employees. Under the plan, the Company made contributions limited to 3.33% for the years ended March 31, 2000 and 1999 and 6.67% for the year ended March 31, 1998 of participating employees' salaries. Contributions and plan administration expenses aggregated to $100,000, $88,000, and $92,000 for the years ended March 31, 2000, 1999, and 1998, respectively.

18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

   The Company is a party to certain financial instruments with off-balance sheet risk to meet the financing needs of customers. Commitments to extend credit were $39,741,000 and $31,619,000 at March 31, 2000 and 1999, respectively, which include fixed rate loan commitments of $3,333,000 and $1,414,000 at March 31, 2000 and 1999, respectively. The ranges of interest rates for these loan commitments are 6.625% to 15.75% and 6.0% to 14.75% at March 31, 2000 and 1999, respectively.

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

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

   A summary of carrying value and estimated fair value of financial instruments is summarized as follows (in thousands):

                                   March 31, 2000         March 31, 1999
                                --------------------   --------------------
                                Carrying               Carrying
                                 Value    Fair Value    Value    Fair Value
Financial assets:
 Cash and cash equivalents     $   9,261  $   9,261   $   6,276  $   6,276
 Securities                      122,051    122,051     107,674    107,854
 Loans receivable, net of
  allowance for loan losses      220,591    216,008     185,747    189,930
 FHLB stock                        3,897      3,897       3,221      3,221

Financial liabilities:
 Demand and savings deposits     121,246    121,246      99,839     99,839
 Time certificates of deposit    116,489    116,425      99,750     99,965
 FHLB advances                    76,750     76,750      50,250     50,250


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

20. DIRECTORS' PENSION PLAN

   The Company established a director emeritus plan (the "Plan") effective February 25, 1997. The purpose of the Plan is to reward and retain directors of experience and ability in key positions of responsibility by providing such directors with a benefit upon their retirement from the Board of Directors, as compensation for their past services to the Bank and as an incentive to perform such services in the future. The Plan is funded through current operations and no assets are specifically identified to fund future benefit payments.

   Following are disclosures related to the Plan (in thousands):

                                                     2000          1999
                                                  ---------    ----------
Change in benefit obligation:
 Benefit obligation, beginning of year            $     313    $      330
 Service cost                                             8             8
 Interest cost                                           23            23
 Benefits paid                                          (41)          (48)
                                                  ---------    ----------
 Benefit obligation, end of year                  $     303    $      313
                                                  =========    ==========

Unrecognized prior service cost                   $     281    $      304
                                                  =========    ==========

Weighted average assumption - discount rate               7%            7%
                                                  =========    ==========

Components of net periodic benefit cost:
 Service cost                                     $       8    $        8
 Interest cost                                           23            23
 Amortization of prior service cost                      22            22
                                                  ---------    ----------
Net periodic benefit cost                         $      53    $       53
                                                  =========    ==========


21. PARENT COMPANY FINANCIAL INFORMATION

   The Parent company financial information at March 31, 2000 and 1999 is as follows (in thousands):

                                                     2000          1999
                                                  ---------    ----------
Assets:
 Cash                                             $     823    $    6,198
 Investment in subsidiary                            49,316        50,383
 Other assets                                         3,054         3,502
                                                  ---------    ----------
   Total                                          $  53,193    $   60,083
                                                  =========    ==========
Liabilities and Shareholders' Equity:
 Other liabilities                                $      89    $        -
 Shareholders' equity                                53,104        60,083
                                                  ---------    ----------
   Total                                          $  53,193    $   60,083
                                                  =========    ==========

   The statements of income for the years ended March 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                 2000       1999      1998
                                             ---------  ---------  ---------
Other income:
 Equity in undistributed income of
  subsidiary                                 $   3,015  $   3,239  $   1,987
 Interest on loan to ESOP                            -        288        154
                                             ---------  ---------  ---------
   Subtotal                                      3,015      3,527      2,141

Other expense:
 Interest and other                                651        426        282
 Income tax benefit                               (245)       (53)       (49)
                                             ---------  ---------  ---------
   Net income                                $   2,609  $   3,154  $   1,908
                                             =========  =========  =========


   The statements of cash flows for the year ended March 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                 2000       1999      1998
                                             ---------  ---------  ---------
Cash flows from operating activities:
 Net income                                  $   2,609  $   3,154  $   1,908
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Equity in undistributed income of
    subsidiary                                  (3,015)    (3,239)    (1,987)
   Compensation expense related to ESOP            612        723        471
   Compensation expense related to MRDP            373        189          -
 Change in assets and liabilities:
   Other assets                                    448        398     (3,900)
   Other liabilities                                89        (27)        76
   Income tax accrual                                -          -        (49)
                                             ---------  ---------  ---------
   Net cash provided by (used in)
    operating activities                         1,116      1,198     (3,481)
                                             ---------  ---------  ---------
Cash flows from investing activities -
   Investment in subsidiary                        921        (94)   (22,904)
                                             ---------  ---------  ---------
Cash flows from financing activities:
   Proceeds from stock oversubscription              -          -     78,050
   Repayment of stock oversubscription               -          -    (78,050)
   Proceeds from issuance stock                      -          -     45,729
   Repurchase of common stock                   (6,356)    (9,361)         -
   Payment of cash dividend                     (1,056)      (916)      (217)
   Funding provided to ESOP for purchase
    of common stock                                  -          -     (3,756)
                                             ---------  ---------  ---------
   Net cash provided by (used in) financing
    activities                                  (7,412)   (10,277)    41,756
                                             ---------  ---------  ---------
Net increase (decrease) in cash                 (5,375)    (9,173)    15,371

Cash:
   Beginning of year                             6,198     15,371          -
                                             ---------  ---------  ---------
   End of year                               $     823  $   6,198  $  15,371
                                             =========  =========  =========

22. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Year ended March 31, 2000 (in thousands, except share data):

                              June 30   September 30   December 31   March 31
                              -------   ------------   -----------   --------
Total interest income         $ 5,621     $ 6,026        $ 6,360     $  6,541
Total interest expense          2,523       2,810          3,123        3,320
                              -------     -------        -------     --------
Net interest income             3,098       3,216          3,237        3,221
Provision for loan losses          71          59            (12)          60
                              -------     -------        -------     --------
Net interest income after
 provision                      3,027       3,157          3,249        3,161
Noninterest income                342         523            406          331
Noninterest expense             2,343       2,477          2,658        2,637
                              -------     -------        -------     --------
Income before income taxes      1,026       1,203            997          855
Provision for income taxes        388         431            355          298
                              -------     -------        -------     --------
Net income                    $   638     $   772        $   642     $    557
                              =======     =======        =======     ========

Basic earnings per share      $  0.17     $  0.22        $  0.18     $   0.17

Diluted earnings per share    $  0.16     $  0.20        $  0.18     $   0.16


Year ended March 31, 1999 (in thousands, except share data):

                              June 30   September 30   December 31   March 31
                              -------   ------------   -----------   --------
Total interest income         $ 4,786     $ 4,923        $ 5,540     $  5,332
Total interest expense          1,817       1,812          2,155        2,279
                              -------     -------        -------     --------
Net interest income             2,969       3,111          3,385        3,053
Provision for loan losses          86         111             82          205
                              -------     -------        -------     --------
Net interest income after
 provision                      2,883       3,000          3,303        2,848

Noninterest income                238         245            301          313
Noninterest expense             1,794       1,871          2,037        2,479
                              -------     -------        -------     --------
Income before income taxes      1,327       1,374          1,567          682
Provision for income taxes        551         544            616           86
                              -------     -------        -------     --------
Net income                    $   776     $   830        $   951     $    596
                              =======     =======        =======     ========
Basic earnings per share      $  0.18     $  0.20        $  0.24     $   0.16

Diluted earnings per share    $  0.18     $  0.20        $  0.23     $   0.15

Corporate Information

Corporate Headquarters:
  2055 First Street
  PO Box 846
  Baker City, OR 97814
  541.523.6327

Subsidiaries
  Pioneer Bank, a FSB

Transfer Agent and Registrar
  Registrar &Transfer Company
  10 Commerce Drive
  Cranford, NJ 07016

Independent Public Accountants and Auditors
  Deloitte &Touche LLP
  3900 US Bancorp Tower
  111 S.W. Fifth Avenue
  Portland, OR 97204

Special Counsel
  Breyer & Associates, PC
  1100 New York Avenue N.W.
  Suite 700 East
  Washington, DC 20005-3934

Annual Meeting of Stockholders
  10:00 a.m., Tuesday, August 8, 2000
  Quality Inn
  810 Campbell Street
  Baker City, OR 97814

Executive Officers
  Berniel Maughan, President and CEO
  Zane F. Lockwood, Executive Vice President

Investor Relations
  Berniel Maughan, President and CEO
  Zane F. Lockwood, Executive Vice President

Investor Information

A copy of the Form 10-k, including consolidated financial statements, as filed with the Securities and Exchange Commission, will be furnished without charge to stockholders as of the record date for voting at the annual meeting of stockholders upon written request to the Secretary, Oregon Trail Financial Corp., 2055 First Street, PO Box 846, Baker City, Oregon 97814.

Board of Directors

Stephen R. Whittemore
Chairman of the Board
Owner, BesTruss, Inc. and
Partner, Wallowa Lake Tramway, Inc.

John W. Gentry
President and General Manager,
Gentry Ford Sales, Inc.

John A. Lienkaemper
Consultant and U.S. Safety Coordinator,
The Loewen Group

Albert H. Durgan
Retired President, Pioneer Bank

Edward H. Elms
Owner, P&E Distributing

Charles H. Rouse
Sears Authorized Dealer and Property Developer

Stock Listing

Oregon Trail Financial Corp. common stock is traded over-the-counter on the Nasdaq National Market under the symbol "OTFC." Stockholders of record at March 31, 2000 totaled 972. This total does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms. The following table shows the reported high and low sale prices of the Company's common stock and declared dividends for each quarter since the initial offering on October 3, 1997.

                            Sale Price
                          ---------------   Dividends
                          High        Low    Declared
-----------------------------------------------------
Fiscal 2000
First quarter            13 3/8     12 3/8     $0.06
Second quarter           12 7/8     11        $0.075
Third quarter            12 1/8      9 7/8     $0.08
Fourth quarter           10 3/8      8 1/2     $0.08

Fiscal 1999
First quarter            18         15 3/4     $0.05
Second quarter           16         11         $0.05
Third quarter            14 1/8     11         $0.06
Fourth quarter           13 1/4     12 1/16    $0.06

Fiscal 1998
Initial offering price   --         10           --
Third quarter            17 3/8     15 1/2       --
Fourth quarter           18 1/2     16         $0.05


                                                  Do business
                                                     with a
                                                    friend.

                                 www.pioneerbankfsb.com

     OREGON               ADMINISTRATIVE              BURNS BRANCH
        TRAIL             OFFICES                     524 W. Monroe Street
   FINANCIAL CORP.        2055 First Street           Burns, Oregon 97720
                          Baker City, Oregon 97814    541.573.2121
                          541.523.6327
                                                      ENTERPRISE BRANCH
                          BAKER CITY BRANCH           205 W. Main Street
                          1990 Washington Avenue      Enterprise, Oregon 97828
                          Baker City, Oregon 97814    541.426.4529
                          541.523.5884
                                                      ISLAND CITY
                          LA GRANDE                   BRANCH
                          BRANCH                      3106 Island Avenue
                          1215 Adams Avenue           La Grande, Oregon 97850
                          La Grande, Oregon 97850     541.963.2200
                          541.963.4126
                                                      VALE BRANCH
                          ONTARIO BRANCH              150 Longfellow Street N.
                          225 S.W. Fourth Avenue      Vale, Oregon 97918
                          Ontario, Oregon 97914       541.473.3831
                          541.889.3154
                                                      PENDLETON BRANCH
                          JOHN DAY BRANCH             1701 SW Court
                          150 W. Main Street          Pendleton, Oregon 97801
                          John Day, Oregon 97845      541.276.1000
                          541.575.0257

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

------------------
(1) The operations of the Company's subsidiary are included in the Company's consolidated financial statements.
(2)  Wholly-owned subsidiary of Pioneer Bank, A Federal Savings Bank.

                                 Exhibit 23

                      Consent of Deloitte & Touche LLP

                   [Letterhead of Deloitte & Touche LLP]



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements Nos. 333-67541 and 333-37427 of Oregon Trail Financial Corp. on Form S-8, of our report dated May 3, 2000, appearing in the Annual Report on Form 10-K of Oregon Trail Financial Corp. for the year ended March 31, 2000.

/s/ Deloitte & Touche LLP

Portland, Oregon
June 28, 2000