Form 10-Q
period 2000-06-30
OREGON TRAIL FINANCIAL CORP
filed 2000-08-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2000

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934

                     Commission File Number:  0-26556

                       OREGON TRAIL FINANCIAL CORP.
         (Exact name of registrant as specified in its charter)


Oregon                                              91-1829481
------------------------------------------------------------------------------
State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                     Identification Number)


2055 First Street, Baker City, Oregon                            97814
-------------------------------------                    ---------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:         (541) 523-6327
                                                         ---------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                         ---------------------

Securities registered pursuant          Common Stock. Par value $.01 per share
 to Section 12(g) of the Act:           --------------------------------------
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

     As of July 31, 2000, there were issued and outstanding 3,330,420 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

                               TABLE OF CONTENTS


Part I.   Financial Information

Item I.   Financial Statements (Unaudited)                            Page

          Consolidated Balance Sheets                                   2
          as of June 30, 2000 and March 31, 2000

          Consolidated Statements of Income (For the Three              3
          Months Ended June 30, 2000 and 1999)

          Consolidated Statements of Shareholders' Equity
          (For the Three Months Ended June 30, 2000 and for
          the Year Ended March 31, 2000)                                4

          Consolidated Statements of Cash Flows (For the
          Three Months Ended June 30, 2000 and 1999)                  5 - 6

          Notes to Consolidated Financial Statements                  7 - 10

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         11-14

Item III. Quantitative and Qualitative Disclosures about Market Risk    14


Part II.  Other Information

Item 1.   Legal Proceedings                                             15

Item 2.   Changes in Securities and Use of Proceeds                     15

Item 3.   Defaults Upon Senior Securities                               15

Item 4.   Submission of Matters to a Vote of Security Holders           15

Item 5.   Other Information                                             15

Item 6.   Exhibits and Reports on Form 8-K                              15

Signatures                                                              16

                 OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 and MARCH 31, 2000
                                  (UNAUDITED)
                               ($ in thousands)
                                                        June 30     March 31
ASSETS                                                    2000         2000
                                                      ---------    ---------
Cash (including interest earning accounts of
  $8,030 and $7,588)                                    $10,082       $9,261

Securities:
  Available for sale, at fair value (amortized cost:
    $125,407 and $127,373)                              120,292      122,051
  Held to maturity, at amortized cost                         0            0
Loans receivable, net of allowance for loan
  losses of $1,459 and $1,396                           240,810      220,591
Accrued interest receivable                               2,473        2,452
Premises and equipment, net                              10,617        9,902
Stock in Federal Home Loan Bank of Seattle, at cost       4,432        3,897
Real estate owned and other repossessed assets               57            8
Net deferred tax asset                                    1,489        1,822
Other assets                                                505          628
                                                      ---------    ---------
TOTAL ASSETS                                           $390,757     $370,612
                                                      =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                     $107,087     $106,285
  Noninterest-bearing                                    16,752       14,961
  Time certificates                                     122,556      116,489
                                                      ---------    ---------
    Total deposits                                      246,395      237,735

Advances from Federal Home Loan Bank of Seattle          87,300       76,750
Accrued expenses and other liabilities                    2,023        2,333
Advances from borrowers for taxes and insurance           1,201          690
                                                      ---------    ---------

Total liabilities                                       336,919      317,508

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding                 0            0
Common stock, $.01 par value; 8,000,000 shares
 authorized
   March 31, 2000, 4,694,875 issued, 3,317,006
     outstanding;
   March 31, 1999, 4,694,875 issued, 3,763,564
     outstanding                                             36           36
Additional paid-in capital                               31,738       31,743
Retained earnings (substantially restricted)             28,103       27,759
Unearned shares issued to the Employee Stock
 Ownership Plan                                          (2,280)      (2,415)
Unearned shares issued to the Management Recognition
  and Development Plan                                     (668)        (740)
Accumulated comprehensive loss                           (3,091)      (3,279)
                                                      ---------    ---------
Total shareholders' equity                               53,838       53,104

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $390,757     $370,612
                                                      =========    =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

              OREGON TRAIL FINANCIAL CORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                              (UNAUDITED)
               ($ in thousands except per share data)

                                         3 MOS ENDED  3 MOS ENDED
                                           30-Jun-00    30-Jun-99
INTEREST INCOME:
Interest and fees on loans receivable        $4,677       $3,870
Securities:
  Mortgage-backed and related securities      1,488        1,107
  U.S. government and government agencies       604          586
Other interest and dividends                     67           58
                                          ---------    ---------
Total interest income                         6,836        5,621

INTEREST EXPENSE:
Deposits                                      2,410        1,882
Federal Home Loan Bank of Seattle
 advances                                     1,224          641
                                          ---------    ---------
Total interest expense                        3,634        2,523

Net interest income                           3,202        3,098
Provision for loan losses                       104           71
                                          ---------    ---------
Net interest income after provision for
  loan losses                                 3,098        3,027

NONINTEREST INCOME:
Service charges on deposit accounts             344          242
Loan servicing fees                             103           88
Other Income (expense)                           (6)          12
                                          ---------    ---------
Total noninterest income                        441          342

NONINTEREST EXPENSE:
Employee compensation and benefits            1,537        1,404
Supplies, postage, and telephone                216          190
Depreciation                                    165          155
Occupancy and equipment                         204          131
FDIC insurance premium                           12           30
Customer account                                108           73
Advertising                                      66          142
Professional fees                               101           42
Other                                           202          176
                                          ---------    ---------
Total noninterest expense                     2,611        2,343

Income before income taxes                      928        1,026
Provision for income taxes                      316          388
                                          ---------    ---------
NET INCOME                                     $612         $638
                                          =========    =========
Basic Earnings per share                      $0.18        $0.17
                                          =========    =========
Weighted Average Number of
  Shares Outstanding (1)                  3,323,784    3,717,381

Diluted Earnings per share                    $0.18        $0.16
                                          =========    =========
Weighted Average Number of
  Dilutive Shares                         3,328,638    3,913,680


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (3)

                                   OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND THE YEAR ENDED MARCH 31, 2000
                                              (UNAUDITED)
                                           ($ in thousands)

                                                                     Unearned
                                                                     Shares
                                                          Unearned   Issued to
                                                          Shares     Management       Accumu-
                                                          Issued to  Recogni-         lated
                                                          Employee   tion             Other
                                                          Stock      and      Compre- Compre-
                                     Additional           Owner-    Develop-  hensive hensive
                      Common Stock    Paid-In   Retained  ship       ment     Income  Income
                    Shares    Amount  Capital   Earnings  Trust      Plan     (Loss)  (Loss)    Total
                    ------    ------  -------   --------  -----      ----     ------  ------    -----
Balance, April 1,
 1999              3,763,564   $42    $38,357   $26,206   ($2,951)  ($1,453)            ($118)  $60,083

Net income                                        2,609                       $2,609              2,609
Cash dividends paid                              (1,056)                                         (1,056)
Stock repurchased   (534,228)   (6)    (6,350)                                                   (6,356)
Earned ESOP shares    53,656               76                 536                                   612
New MRDP shares
 granted                                   71                           (71)                          0
Earned MRDP shares    34,014                                            373                         373
Forfeiture of MRDP
 shares                                  (411)                          411                           0
Unrealized loss
 on securities
 available for
 sale, net of tax                                                             (3,161)  (3,161)   (3,161)
                                                                              ------
Comprehensive
 income                                                                        ($552)
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance, March 31,
 2000              3,317,006    36     31,743    27,759    (2,415)     (740)           (3,279)   53,104

Net income                                          612                          612                612
Cash dividends
 paid                                              (268)                                           (268)
Earned ESOP
 shares               13,414               (5)                135                                   130
New MRDP shares
 granted                                                                                              0
Earned MRDP
 shares                                                                  72                          72
Unrealized loss
 on securities
 available for
 sale, net of tax                                                                188      188       188
                                                                              ------
Comprehensive
 income                                                                         $800
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance, June 30,
 2000              3,330,420   $36    $31,738   $28,103   ($2,280)    ($668)          ($3,091)  $53,838
                   =========   ===    =======   =======   =======   =======           =======   =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                        (4)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 ($ in thousands)
                                                     30-Jun-00    30-Jun-99
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $612         $638
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                             215          155
  Compensation expense related to ESOP                     129          172
  Compensation expense related to MRDP                      72           95
  Amortization of deferred loan fees, net                  (17)         (92)
  Provision for loan losses                                104           71
  Amortization(accretion) of premiums/discounts             50           54
    on investments and loans purchased
  Federal Home Loan Bank of Seattle dividends              (67)         (58)
Changes in assets and liabilities:
  Accrued interest receivable                              (21)        (209)
  Other assets                                             291          347
  Accrued expenses and other liabilities                  (311)         461
                                                   -----------  -----------

Net cash provided by operating activities                1,057        1,634
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                    (32,350)     (35,287)
  Loan principal repayments                             21,468       25,431
  Loans purchased                                       (9,472)      (2,709)
  Purchase of stock in Federal Home Loan Bank
   of Seattle                                             (468)           0
  Purchase of securities available for sale                  0      (12,683)
  Proceeds from maturity of securities available
   for sale                                                  0        2,004
  Principal repayments of securities available
   for sale                                              2,062        3,110
  Proceeds from sales of real estate owned                   0           53
  Proceeds from sales of premises and equipment              0            6
  Purchases of premises and equipment                     (928)        (675)
                                                   -----------  -----------
Net cash used in investing activities                  (19,688)     (20,750)
                                                   -----------  -----------

                                       (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net of withdrawals              $8,658      $12,738
  Change in advances from borrowers for taxes
   and insurance                                           513          529
  Change in borrowings from Federal Home Loan
   Bank of Seattle                                      10,550        9,900
  Payment of cash dividend                                (269)        (231)
  Stock repurchase                                           0       (2,489)
                                                   -----------  -----------
Net cash used in financing activities                   19,452       20,447
                                                   -----------  -----------
Net increase in cash                                       822        1,332

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           9,261        6,276
                                                   -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $10,082       $7,607
                                                   ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings               $3,577       $2,373
Income taxes                                                 0            0

Noncash investing activities:
Transfer of loans to foreclosed real estate                  0           71
Unrealized gain(loss) on securities available
 for sale                                                  188       (1,551)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (6)

                OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. and Subsidiary's (the "Company") financial condition as of June 30, 2000 and March 31, 2000, the results of operations for the three months ended June 30, 2000 and 1999, and the cash flows for the three months ended June 30, 2000 and 1999. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders filed as an exhibit to the Company's Form 10-K for the year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. REORGANIZATION

     On October 3, 1997, Pioneer Bank, A Federal Savings Bank, (the "Bank") completed a mutual-to-stock conversion. The Company sold 4,694,875 shares of common stock at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,681,982 of Paid in Capital. The Common Stock and Paid in Capital at June 30, 2000 are partially offset by the unissued ESOP shares and unissued Management Recognition and Development Plan ("MRDP") shares.

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

3.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale, net of tax.

                                       (7)

4. ALLOWANCE FOR LOAN LOSSES

Activity in allowance for loan losses is summarized as follows for the year ended March 31, 2000 and for the three months ended June 30, 2000:

                                 June 30, 2000           March 31, 2000
                                (in thousands)           (in thousands)
                                --------------           --------------
Balance, beginning of
period                             $ 1,396                  $ 1,228
Charge-offs                            (42)                     (42)
Recoveries                               1                       32
Provision for loan losses              104                      178
                                --------------           --------------
Balance, end of period             $ 1,459                  $ 1,396
                                ==============           ==============


5. ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at June 30, 2000 consisted of fifteen term advances varying in length from seven days to 38 months totaling $87.3 million from the Federal Home Loan Bank ("FHLB") of Seattle. The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at June 30, 2000:

Due in less than one year:
--------------------------

Amount            Range of Interest        Weighted Average
                       Rates                Interest Rate
-----------------------------------------------------------
$64,800,000        4.75% - 7.05%                6.68%


Due within one to five years:
-----------------------------

Amount            Range of Interest        Weighted Average
                       Rates                Interest Rate
-----------------------------------------------------------
$22,500,000       4.93% - 7.22%                 6.05%

                                       (8)

6. EARNINGS PER SHARE

     Shares held by the Company's ESOP that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted Earning Per Share ("EPS"). Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dillutive common shares include shares awarded but not released under the Company's MRDP and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                              For the Three Months ended June 30,
                                      2000                1999
------------------------------------------------------------------
Weighted average common shares
outstanding - basic                3,323,784           3,717,381
------------------------------------------------------------------
Effect of Dilutive Securities on
Number of Shares:
------------------------------------------------------------------
                     MRDP shares       4,854             147,322
------------------------------------------------------------------
                   Stock Options           0              48,977
------------------------------------------------------------------
Total Dilutive Securities              4,854             196,299
------------------------------------------------------------------
Weighted average common shares
outstanding - with dilution        3,328,638           3,913,680
------------------------------------------------------------------

     For the three months ended June 30, 2000 options to purchase 280,996 shares of stock were excluded from dilutive shares as they had an antidilutive effect on the calculation.

7.  REGULATORY CAPITAL

     The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at June 30, 2000 and March 31, 2000.

As of June 30, 2000:
                                                             Categorized as
                                                           "Well Capitalized"
                         Actual           For Capital         Under Prompt
                     (In Thousands)         Adequacy           Corrective
                                            Purposes         Action Provision
                                         (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
                    Amount     Ratio     Amount    Ratio     Amount     Ratio
As of June 30,
 2000:
Total Capital:
 (To Risk Weighted
 Assets)           $ 53,791    25.8%     $ 16,661   8.0%    $ 20,826    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)             52,332    25.1           N/A   N/A       12,495     6.0
Tier I Capital:
 (To Tangible
  Assets)            52,332    13.3        15,704   4.0       19,630     5.0
Tangible Capital:
 (To Tangible
 Assets)             52,332    13.3         5,889   1.5          N/A     N/A


                                       (9)

As of March 31, 2000

                                                             Categorized as
                                                           "Well Capitalized"
                         Actual           For Capital         Under Prompt
                     (In Thousands)         Adequacy           Corrective
                                            Purposes         Action Provision
                                         (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
                    Amount     Ratio     Amount    Ratio     Amount     Ratio
As of March 31,
 2000:
 Total Capital:
  (To Risk Weighted
  Assets)          $ 53,812    28.5%     $ 15,114   8.0%    $ 18,892    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)             52,416    27.7           N/A   N/A       11,335     6.0
Tier I Capital:
 (To Tangible
 Assets)             52,416    14.0        14,934   4.0       18,667     5.0
Tangible Capital:
 (To Tangible
 Assets)             52,416    14.0         5,600   1.5          N/A     N/A

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting of Certain Derivative Instruments and Certain Hedging Activities". This pronouncement adds to and amends certain reporting standards from the guidance in SFAS No. 133. SFAS No. 138 is effective for all quarters after June 15, 2000 for entities that adopted SFAS No. 133 prior to June 15, 2000. The Company does not expect the adoption of SFAS No. 138 to have material impact on its financial statements.

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

General

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At June 30, 2000, the Company had total assets of $390.8 million, total deposits of $246.4 million and shareholders' equity of $53.8 million. The Company is currently not engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

The Bank was organized in 1901. It is regulated by the OTS and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a member of the FHLB of Seattle, conducting its business through nine office facilities, with the headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney, Grant and Umatilla in Eastern Oregon. On May 30, 2000 the Company purchased Western Bank's Pendleton branch located in Umatilla County to increase the Bank's potential customer base.

The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans and consumer loans within its primary market area. The Bank also actively originates home equity and second mortgage loans. At June 30, 2000, one-to-four family residential mortgage loans totaled $132.3 million, or 54.9% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of

                                       (11)
these activities at June 30, 2000 the Company had agricultural loans of $16.2 million, commercial business loans of $23.1 million, commercial real estate loans of $16.8 million, agricultural real estate loans of $2.8 million, and automobile loans of $24.8 million (including $20.0 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable based upon the Wall Street Journal's prime rate or the current five year Treasury Note yield. Commercial (including both commercial real estate and commercial business) and agricultural loans outstanding totaled $30.9 million and $15.7 million, respectively, at March 31, 2000 and increased to $39.9 million and $19.1 million, respectively, at June 30, 2000. The Company has also increased origination of shorter term consumer loans, increasing automobile loans from $21.5 million at March 31, 2000 to $24.8 million at June 30, 2000.

To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is focusing on improvements in its fee structure for income generation, and to control its non-interest expense, which includes employee compensation and benefits, and occupancy and equipment expense.

Changes in Financial Condition

At June 30, 2000, the consolidated assets of the Company totaled $390.8 million, an increase of $20.1 million, from $370.6 million at March 31, 2000. The primary reason for the increase was a $20.2 million increase in net loans receivable. The increase in assets was funded primarily by an $8.7 million increase in deposits and a $10.6 million increase in FHLB borrowings.

Net loans receivable increased to $240.8 million at June 30, 2000 compared to $220.6 million at March 31, 2000. The increase was largely the result of continued new loan demand for all types of loans exceeding loan repayments, as well as the purchase of $2.9 million in loans with the Pendleton branch acquisition.

Nonperforming assets, consisting of non-accruing loans, real estate owned and other repossessed assets, increased $8,000 from $163,000 at March 31, 2000 to $171,000 at June 30, 2000. Nonperforming assets were .04% of total assets both at June 30, 2000 and at March 31, 2000. The allowance for loan losses was 1,280% of nonperforming loans at June 30, 2000, compared to 901% at March 31, 2000.

Deposits increased $8.7 million from $237.7 million at March 31, 2000 to $246.4 million at June 30, 2000. This includes the purchase of $3.4 million in deposits with the Pendleton branch acquisition. Advances from borrowers for taxes and insurance increased $511,000 from $690,000 at March 31, 2000 to $1.2 million at June 30, 2000. Taxes are paid annually in November and accordingly, such deposits increase ratably from December to November when the taxes are paid. The Company had $87.3 million in advances from the FHLB at June 30, 2000 compared to $76.8 million at March 31, 2000.

                                       (12)

                           Results of Operations

Comparison of Three Months Ended June 30, 2000 and 1999

General. Net interest income increased $104,000 to $3.2 million from $3.1 million comparing the three-month period ended June 30, 2000 to the same period in the prior year. Interest income increased $1.2 million to $6.8 million for the three month period ended June 30, 2000 from $5.6 million for the same period in 1999, while interest expense increased $1.1 million to $3.6 million for the three month period ended June 30, 2000 from $2.5 million for the same period in 1999. Non-interest income increased $99,000 to $441,000 for the three month period ended June 30, 2000 from $342,000 for the same period in 1999, and the provision for loan losses increased $33,000 to $104,000 for the three month period ended June 30, 2000 from $71,000 for the same period in 1999. Non-interest expense increased $268,000 to $2.6 million from $2.3 million, and income taxes decreased $72,000 from $388,000 to $316,000. This resulted in net income decreasing by $26,000 for the three months ended June 30, 2000 compared to the same period in 1999.

Interest Income. The increase of $1.2 million in interest income was generated by an additional $51.0 million in average interest earning assets for the three months ended June 30, 2000 compared to the same period in 1999. The increase in average interest earning assets included increases in the average loan portfolio of $31.3 million.

The average yield on interest earning assets increased to 7.62% for the three months ended June 30, 2000 from 7.32% for the three months ending June 30, 1999. This is primarily attributable to rising interest rates on our loan products.

Interest Expense. Interest expense on savings deposits increased by $528,000 to $2.4 million from $1.9 million for the three months ended June 30, 2000 compared to the same period in 1999. Average deposits increased by $28.6
million for the same period.   Interest expense on FHLB advances increased
$583,000 to $1.2 million from $641,000 for the same period comparison. Average advances increased by $28.3 million for the three months ended June 30, 2000 compared to the same period in the prior year.

Provision for Loan Losses. The provision for loan losses was $104,000 during the three months ended June 30, 2000 compared to $71,000 for the three-month period ended June 30, 1999. The provision was increased primarily in response to portfolio growth, especially in commercial, agricultural and consumer loans.

Non-Interest Income. Non-interest income increased $99,000 to $441,000 for the three months ended June 30, 2000 from $342,000 for the same period in the prior year. Income from deposit accounts increased $102,000 to $344,000 for the three months ended June 30, 2000 from $242,000 for the same period in the prior year, due to strong growth in core deposits as well as an improved fee schedule.

                                       (13)

Non-Interest Expense. Non-interest expense increased $268,000 to $2.6 million for the three months ended June 30, 2000, from $2.3 million for the comparable period in 1999. This increase includes costs associated with the expanding infrastructure to support positioning the company in new market areas and widening its customer base.

Income Taxes. The provision for income taxes decreased $172,000 for the three months ended June 30, 2000 compared with the same period in the prior year. The Company's effective tax rate decreased to 34% from 38% for the three months ended June 30, 2000 compared with the same period in the prior year, due to a higher level of non-taxable income.


Item No. III

Quantitative and Qualitative Disclosures about Market Risk
During the quarter ended June 30, 2000, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 2000.

                                       (14)

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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable.

Item 5.   Other Information
          -----------------
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          3(a)    Articles of Incorporation of the Registrant*
          3(b)    Bylaws of the Registrant*
          10(a)   Employment Agreement with Zane Lockwood
          10(b)   Severance Agreement with William H. Winegar**
          10(c)   Severance Agreement with Thomas F. Bennett****
          10(d)   Severance Agreement with Jerry Kincaid****
          10(e)   Employee Severance Compensation Plan**
          10(f)   Amendment to the Pioneer Bank, FSB Employee Severance
                  Compensation Plan
          10(g)   Pioneer Bank, a Federal Savings Bank Employee Stock
                  Ownership Plan**
          10(h)   Pioneer Bank, a Federal Savings Bank 401(k) Plan*
          10(i)   Pioneer Bank Director Emeritus Plan***
          10(j)   1998 Stock Option Plan***
          10(k)   1998 Management Recognition and Development Plan***
          21      Subsidiaries of the Registrant****
          27      Financial Data Schedule

------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
*** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
**** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
     (b)  Reports on Form 8-K
          No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                       (15)

                                SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.


Date:  August 11, 2000             By:  /s/ Berniel L. Maughan
                                        ---------------------------------
                                        Berniel L. Maughan, President and
                                        Chief Executive Officer


Date:  August 11, 2000             By:  /s/ Jon McCreary
                                        ---------------------------------
                                        Jon McCreary, Chief Financial
                                        Officer

                                       (16)

                                 Exhibit 10(a)

                    Employment Agreement with Zane Lockwood

                           EMPLOYMENT AGREEMENT


     THIS AGREEMENT ("Agreement") is made effective as of April 1, 2000 (the "Effective Date"), by and between PIONEER BANK, FSB (the "Bank"); OREGON TRAIL FINANCIAL CORP. (the "Company"), an Oregon corporation; and ZANE F. LOCKWOOD ("Executive").

     RECITALS:

     A.   Executive serves in a position of substantial responsibility;

     B. The Bank wishes to continue to avail itself of the services of Executive for the period provided in this Agreement and Company is willing to assume financial responsibility for payment of any sums due Executive under this Agreement if the Bank is unable to meet its financial obligations; and

     C. Executive is willing to serve in the employ of the Bank on a full-time basis under the terms of this Agreement.

     AGREEMENT:

     In consideration of the mutual covenants contained herein, and upon the other terms and conditions provided herein, the parties agree as follows:

1.   POSITION AND RESPONSIBILITIES

     Executive will serve as Executive Vice President of the Bank. Executive is also an officer of the Company, but is not employed by the Company. Executive's duties and responsibilities include those customarily associated with these positions and such other duties as the Bank may assign him from time to time. Except as otherwise approved by the Board of Directors of the Bank (the "Board"), Executive will devote substantially all of his business time, attention, skill, and efforts to the faithful performance of his duties under this Agreement. Executive agrees to conduct himself at all times in conformance with Bank policies, state and federal law and ethical business practices. Executive will not undertake any activity or accept any position that creates either an actual or potential conflict of interest with the Bank or which may negatively affect the reputation of Executive or the Bank in the community or banking industry.

2.   TERM

     (a)   Initial Term.  This Agreement shall have an initial term of twenty
(20) months, commencing on the Effective Date.

     (b) Extension of the Term. On or about June 1, 2001, and on each subsequent anniversary of that date so long as Executive remains employed by Bank, the Board, in its sole discretion, may offer Executive the opportunity to extend the term of this Agreement for an additional year on the same or any other terms the Board proposes. Each year, the President of the Bank will conduct a formal performance evaluation of Executive at its convenience as part of the process for determining whether to offer to extend the Agreement.

3.   COMPENSATION AND EXPENSE REIMBURSEMENT

     (a) Base Salary. "Base Salary" shall be defined as regular base annual salary plus any earned cash bonuses. The Bank shall pay Executive a Base Salary of Ninety-six Thousand Dollars ($96,000), payable in installments according to the Bank's usual payroll practices. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually by the President of the Bank, who will submit his recommendation for any change in Executive's Base Salary or other compensation to the Board for its approval.

     (b) Bonus. Executive is entitled to participate in any incentive compensation or other bonus program the Bank may establish and for which his position is eligible.

     (c) Benefits. Executive is entitled to participate in any employee benefits plans or programs generally available to full-time salaried employees of the Bank, including without limitation, health insurance, paid vacation and other similar benefits. Executive is subject to the eligibility requirements and other terms of any Bank benefit plan or program, including any stock option plan, as set forth in the documents governing those plans.

     (d) Expense Reimbursement. The Bank will reimburse Executive for all reasonable travel and entertainment expenses incurred by Executive in connection with his duties on behalf of the Bank, subject to the approval by the Bank. Executive is only entitled to reimbursement to the extent that he follows the reasonable procedures established by the Bank for reimbursement of such expenses, including providing satisfactory evidence of such expenditures.

4.   TERMINATION

     (a) Voluntary Resignation By Executive. Executive may voluntarily resign his employment under this Agreement upon thirty (30) days' notice to the Bank. If Executive fails to provide at least thirty (30) days' notice, he shall be ineligible for rehire. The Bank may terminate Executive's employment immediately upon receiving Executive's notice by paying Executive an amount equal to thirty (30) days of Executive's then existing Base Salary as compensation for the thirty (30) day period following Executive's notice of termination. Executive shall not be entitled to any Base Salary, bonus, benefits, severance compensation or any other remuneration or benefits beyond the date of his termination, except as otherwise provided in this Agreement, Bank retirement plan or required under applicable law.

     (b) Involuntary Resignation by Executive. If the Bank unilaterally and without Cause significantly reduces the compensation and benefits due Executive under this Agreement; or if the Bank unilaterally reassigns Executive to a Bank office more than 35 miles from Executive's Bank office on the Effective Date, Executive may elect to involuntarily resign from his employment under this Agreement by giving the Bank sixty (60) days' notice of his intent to resign. Executive must make this election and notify the Bank within thirty (30) days of being informed of any such change by the Bank. If Executive elects to resign, he shall continue to receive Base Salary Agreement until the term of this Agreement expires, except that if the Bank is not in compliance with its minimum capital requirements at the time payments are due Executive or if such payments would cause the Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Bank is in capital compliance.

     (c)  Termination By Bank.

          (i) Upon Notice. The Bank may terminate Executive's employment at any time without cause upon thirty (30) days' notice. In lieu of notice, the Bank may immediately terminate Executive's employment and pay him thirty (30) days' Base Compensation. If the Bank terminates Executive's employment under this Section 4(c)(i), Executive shall continue to receive Base Salary until the term of this Agreement expires, except that if the Bank is not in compliance with its minimum capital requirements at the time payments are due Executive or if such payments would cause the Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Bank is in capital compliance.

          (ii) For Cause. The Bank may terminate Executive's employment immediately and without notice for Cause. As used in this Agreement, "Cause" means: (1) a material breach of the provisions of this Agreement by Executive; (2) chemical or alcohol dependency which materially and adversely affects Executive's performance of his employment duties; (3) any act of disloyalty or breach of responsibilities to the Bank; (4) indictment, arrest or conviction for a felony or misdemeanor; (5) suspension or revocation by any government authority of Executive's right to perform some or all of his duties for the Bank; (6) conduct which constitutes willful, wanton or grossly negligent misfeasance of Executive's duties; (7) any conduct of Executive, which in the reasonable judgment of the Board, may adversely affect the reputation of Executive or the Bank in the community or the banking industry; or (8) dissolution or insolvency of the Bank or Company or voluntary or involuntary discontinued or significantly reduced operation of the Bank as a going concern. The Board, in its good faith judgment, shall be solely responsible for determining whether Cause exists and shall make its determination after allowing Executive and his chosen representative, if any, an opportunity to be heard. An affirmative vote of three-fourths (3/4) of the Directors shall be required to find Cause. The Board's determination shall be final and not subject to appeal in any forum. If Executive's employment is terminated for Cause, Executive shall not be entitled to receive any compensation or benefits, including unpaid bonus compensation, after termination of his employment, except for Base Salary due for work actually performed prior to Executive's termination. The Bank, in its sole discretion, may elect to place Executive on paid or unpaid leave pending the completion of the Bank's or other proper authority's investigation and resolution of any matter that may constitute Cause.

          (iii) Executive's Disability. If Executive is unable to perform the essential functions of his position with or without reasonable accommodation for a period of 90 consecutive days, the Bank may elect to terminate his employment without notice. If the Bank terminates Executive's employment under this Section 4(c)(iii), Executive shall continue to receive Base Salary until the term of this Agreement expires, except that if the Bank is not in compliance with its minimum capital requirements at the time payments are due Executive or if such payments would cause the Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Bank is in capital compliance. Any compensation due Executive under this provision shall be reduced by the amount of benefits Executive is receiving under any private or governmental disability insurance or similar program.

          (iv) Executive's Death. This Agreement shall terminate automatically upon Executive's death. Executive or his estate shall not be entitled to any other compensation or benefits, including unpaid bonus compensation, after termination of his employment by death, except for Base Salary for the complete calendar month in which Executive's death occurs. If Executive dies after termination of employment pursuant to Sections 4(b), 4(c)(i) or 4(c)(iii), payment of Base Salary will cease after the month in which Executive's death occurs.

     (d)  Change in Control.

          (i) For purposes of this Agreement a "Change in Control" of the Company or the Bank shall be deemed to occur if and when (1) an individual or entity other than the Company purchases shares of the stock of the Company or the Bank pursuant to a tender or exchange offer for such shares, (2) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange
Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Company's or the Bank's then outstanding shares, (3) the membership of the Board of Directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (4) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation. Whether a Change in Control has occurred shall be decided by the Board of either the Company or the Bank, in its reasonable, good faith discretion.

          (ii) Executive shall be entitled to the benefits provided in paragraphs (3), (4) and (5) of this Section 4(d) if after (or in connection with) a Change in Control he experiences (1) an involuntary termination, (2) a voluntary termination within twelve (12) months of a Change in Control, provided that following the Change in Control he experienced a demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or a relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control. Any termination of employment described in the prior sentence shall be referred to a "Change in Control Termination." A termination of Executive's employment because of death, disability, voluntary retirement or termination for Cause shall not constitute a Change in Control Termination.

          (iii) Upon a Change in Control Termination the Bank shall pay Executive (or in the event of his death after a Change in Control Termination, but prior to payment, his beneficiary or beneficiaries, or his estate, as the case may be) as severance pay or liquidated damages, or both, a sum equal to
2.99 times Executive's "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Payment shall be in a lump sum, paid within ten (10) days of Executive's Date of Termination.

          (iv) Upon a Change in Control Termination the Bank shall provide life, medical, dental and disability insurance coverage substantially identical to the coverage maintained by the Bank for Executive prior to his termination. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on Executive's behalf over the remaining term of this Agreement to any tax-qualified retirement plan sponsored by the Bank as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

          (v) Upon the occurrence of a Change in Control Termination, Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Bank on his behalf, pursuant to any non-qualified retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Bank or the Company on Executive's behalf to the extent that such benefits are not otherwise paid to Executive upon a Change in Control.

          (vi) In the event the aggregate payments and benefits payable to Executive under this Section 4(d), when added to any other payments or benefits received or to be received by Executive in connection with a Change in Control Termination, would constitute an "excess parachute payment" under
Section 280G of the Code, then, at the election of Executive, (1) such payments and benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments and benefits to an amount which is one dollar ($1.00) less than three (3) times Executive's "base amount," as defined under Section 280G(b)(3) of the Code, or (2) the payments and benefits to be provided under this Section 4(d) shall be reduced to the extent necessary to avoid treatment as an excess parachute payment, with the allocation of the reduction among such payments and benefits to be determined by Executive.

5.   NOTICE

     Any notice required under this Agreement shall be in writing and delivered personally or sent by certified or registered mail, postage prepaid, return receipt requested. Notice shall be considered given immediately when delivered personally, or if mailed, three (3) days after the date of deposit in the United States mail addressed to the party at its last known address. Any party may, by notice given according to this Section 5, designate an address or person for the receipt of notices.

6.   RESTRICTIVE COVENANTS

     (a) Covenant Not to Compete. Executive has been employed under an Employment Agreement dated October 6, 1998 that includes a covenant not to compete. Executive acknowledges that he remains bound by the terms of that covenant and that he has an obligation not to compete in any capacity with the Bank or Company for a period of one (1) year following termination of his employment with the Bank.

     (b) Covenant of Confidentiality. Executive shall keep secret and retain in strictest confidence, and shall not, without the prior written consent of the Bank, furnish, make available or disclose to any third party (except in furtherance of the Bank's business activities and for the sole benefit of the
Bank) or use for the benefit of himself or any third party, any Confidential Information. As used in this Agreement, "Confidential Information" shall mean any information relating to the business or affairs of the Bank or its business, including but not limited to information relating to financial affairs of the Bank or its past, current or potential customers; information relating to the Bank's operations, strategies and marketing plans; information relating to the Bank's former or current employees; or other proprietary information used by the Bank in connection with its business; provided, however, that Confidential Information shall not include any information which is in the public domain or becomes known in the industry through no wrongful act on the part of Executive. Executive acknowledges that the Confidential Information is vital, sensitive, confidential and proprietary to the Bank.

     (c) Remedies. Executive acknowledges and agrees that the covenants set forth in Section 6 (a) and (b) are reasonable and necessary for the protection of the Bank's business interests, that irreparable injury will result to the Bank if Executive breaches their terms, and that in the event of Executive's actual or threatened breach of these covenants, the Bank may have no adequate remedy at law. Executive accordingly agrees that in the event of any actual or threatened breach by him of these covenants, the Bank is entitled to immediate temporary injunctive and other equitable relief, without bond and without the necessity of showing actual monetary damages, subject to hearing as soon thereafter as possible. Nothing contained herein shall be construed as prohibiting the Bank from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of any damages that it is able to prove.

     (d) Bonus Restriction Agreement. In addition and independent of the above covenants, Executive agrees that for a period of one (1) year following the termination or expiration of his employment with the Company (the "Restrictive Period") for any reason, he shall not, directly or indirectly, as employee, agent, consultant, member, stockholder, officer, director, co-partner or in any other individual or representative capacity, own, operate, manage, control, engage in, invest in or participate in any manner in, act as a consultant or advisor to, render services for (alone or in association with any person, firm, corporation or entity), or otherwise assist any person or entity that competes with the Bank or Company; provided, however, that nothing contained herein shall be construed to prevent Executive from investing in the stock of any competing corporation listed on a national securities exchange or traded in the over-the-counter market, but only if Executive is not involved in the business of the corporation and if Executive and his associates (as such term is defined in Regulation 14(A) promulgated under the Securities Exchange Act of 1934, as in effect on the date hereof), collectively, do not own more than an aggregate of five (5%) percent of the stock of such corporation. The Bank and the Company's sole remedy for Executive's breach of this Bonus Restriction Agreement shall be a complete release of the Bank and the Company from any obligation to pay Executive any compensation or other monies owed under this Agreement after the date Executive first breaches this Bonus Restriction Agreement.

7.   SOURCE OF PAYMENTS

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, as its sole obligation under this Agreement, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company. Executive acknowledges that this Agreement is not intended to create an employer-employee relationship between the Company and Executive.

8.   EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Bank or any predecessor of the Bank and Executive, except to the extent this Agreement references and incorporates the terms of other agreements, plans or policies.

9.   ASSIGNMENT

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

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Bank, the Company and their respective successors and authorized assigns.

10.  MODIFICATION AND WAIVER

     This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto, except that the Board may approve and institute an increase in Executive's compensation without a written amendment to this Agreement. No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No written waiver shall be deemed a continuing waiver unless specifically stated therein, and each waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of any term or condition for the future as to any act other than that specifically waived.

11.  SEVERABILITY

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, it shall not affect the enforceability of any other provision or remaining portion of any provision of this Agreement, which shall remain in full force and effect. The parties specifically authorize the trier of any dispute arising under the Restrictive Covenants to enforce the Restrictive Covenants to the greatest extent permissible under Oregon law, judicially modifying the Restrictive Covenants if necessary.

12.  GOVERNING LAW

     To this greatest extent permissible, this Agreement shall be governed by the laws of the State of Oregon without regard for that state's choice of law principles.

13.  ARBITRATION

     To the greatest extent permissible by law, any dispute or controversy arising under or in connection with this Agreement shall be resolved by arbitration conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the office of the Bank to which Executive is assigned as of the Effective Date, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Pending the initiation and completion of arbitration, however, either party may seek immediate injunctive relief in a court of law to specifically enforce the terms of this Agreement.

14.  PAYMENT OF LEGAL FEES

     The prevailing party in any arbitrated or litigated dispute or controversy arising under or in connection with this Agreement shall be entitled to recover from the nonprevailing party its reasonable attorneys' fees and costs incurred as a result of the dispute or controversy, including attorneys' fees and costs incurred in any appeals.

15.  INDEMNIFICATION

     The Bank shall provide Executive (Including his heirs , executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Bank (whether or not he continues to be a director or officer at the time of incurring the expenses or liabilities), the expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

IT IS SO AGREED:

PIONEER BANK, FSB                  EXECUTIVE


/s/ Stephen R. Whittemore          /s/ Zane F. Lockwood
--------------------------------   -------------------------------------
By:   Stephen R. Whittemore        Zane F. Lockwood
Its:  Chairman of the Board
Date: April 1, 2000                Date:  April 1, 2000



OREGON TRAIL FINANCIAL CORP.

/s/ Stephen R. Whittemore
--------------------------------
By:   Stephen R. Whittemore
Its:  Chairman of the Board
Date: April 1, 2000

                                  Exhibit 10(f)

                        Amendment to the Pioneer Bank, FSB
                       Employee Severance Compensation Plan

                      AMENDMENT TO THE PIONEER BANK, FSB
                     EMPLOYEE SEVERANCE COMPENSATION PLAN

     Pursuant to Section 8.2 of the Pioneer Bank, FSB Employee Severance Compensation Plan (the "Plan"), which authorizes amendments to the Plan, the Bank hereby amends the Plan, effective May 23, 2000, by modifying Section 4.3 in its entirety to read as follows:

     4.3  Amount of Payment

             (a) Each participant who was a senior vice president of the Bank immediately prior to the effective date of the Change in Control and entitled to a Payment under this Plan shall receive from the Bank a lump sum cash payment equal to one hundred and fifty percent (150%) of the Participant's Annual Compensation.

             (b) Each participant who was a vice president of the Bank immediately prior to the effective date of the Change in Control and entitled to a Payment under this Plan shall receive from the Bank a lump sum cash payment equal to the Participant's Annual
          Compensation.

             (c) Each Participant who was an assistant vice president of the Bank or a manager immediately prior to the effective date of the Change in Control and entitled to a Payment under this Plan shall receive from the Bank a lump sum cash payment equal to seventy-five percent (75%) of the Participant's Annual Compensation.

             (d) Each Participant (other than a Participant entitled to a benefit under Sections 4.3(a), (b) and (c) of the Plan) entitled to a Payment under this Plan shall receive from the Employer a lump sum cash payment equal to the product of fifty percent (50%) of the Participant's Monthly Compensation and the Participant's years of service (including partial years rounded up to the nearest full month) from the Participant's date of hire through the date of termination. Notwithstanding anything herein to the contrary, (i) the maximum payment under this Section 4.3(d) to a Participant shall not exceed fifty percent (50%) of the Participant's Annual Compensation and the (ii) minimum payment under this Section 4.3(d) shall be the Participant's Monthly Compensation (determined without regard to the Participant's period of service).

             (e) The Participant shall not be required to mitigate damages on the amount of the Payment by seeking other employment or otherwise, nor shall the amount of such Payment be reduced by any compensation earned by the Participant as a result of employment after termination of employment hereunder.

     In all other respects the Plan shall remain unchanged and in full force and effect.

     To record the adoption of this Amendment to the Plan, the Bank has caused this Amendment to be executed by an authorized corporate officer on May 23, 2000.

                                      PIONEER BANK, FSB



                                      By:
                                           --------------------------------
                                      Its:
                                           --------------------------------