Form 10-Q
period 2000-09-30
OREGON TRAIL FINANCIAL CORP
filed 2000-11-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2000

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

     As of October 31, 2000, there were issued and outstanding 3,344,647 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

                               TABLE OF CONTENTS


Part I.   Financial Information

Item I.   Financial Statements (Unaudited)                            Page

          Consolidated Balance Sheets                                   2
          as of September 30, 2000 and March 31, 2000

          Consolidated Statements of Income; For the Three              3
          and Six Months Ended September 30, 2000 and 1999

          Consolidated Statements of Shareholders' Equity
          (For the Six Months Ended September 30, 2000 and for
          the Year Ended March 31, 2000)                                4

          Consolidated Statements of Cash Flows (For the
          Six Months Ended September 30, 2000 and 1999)               5 - 6

          Notes to Consolidated Financial Statements                  7 - 11

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        11 - 15

Item III. Quantitative and Qualitative Disclosures about Market Risk    16


Part II.  Other Information

Item 1.   Legal Proceedings                                             17

Item 2.   Changes in Securities and Use of Proceeds                     17

Item 3.   Defaults Upon Senior Securities                               17

Item 4.   Submission of Matters to a Vote of Security Holders           17

Item 5.   Other Information                                             17

Item 6.   Exhibits and Reports on Form 8-K                              17

Signatures                                                              18

                OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2000 and MARCH 31, 2000
                               (UNAUDITED)
                            ($ in thousands)
                                                    September 30   March 31
ASSETS                                                  2000         2000
                                                    -----------  -----------
Cash (including interest earning accounts of
  $9,257 and $7,588)                                $    11,282  $     9,261

Securities:
Available for sale, at fair value (amortized cost:
  $116,734 and $127,373)                                113,353      122,051
Loans receivable, net of allowance for loan
  losses of $1,958 and $1,396                           244,870      220,591
Accrued interest receivable                               2,791        2,452
Premises and equipment, net                              10,505        9,902
Stock in Federal Home Loan Bank of Seattle, at cost       4,504        3,897
Real estate owned and other repossessed assets              -              8
Net deferred tax asset                                    1,107        1,822
Other assets                                                637          628
                                                    -----------  -----------
TOTAL ASSETS                                        $   389,049  $   370,612
                                                    ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                  $   108,330  $   106,285
  Noninterest-bearing                                    17,746       14,961
  Time certificates                                     128,774      116,489
                                                    -----------  -----------
    Total deposits                                      254,850      237,735

Advances from Federal Home Loan Bank of Seattle          74,850       76,750
Accrued expenses and other liabilities                    2,656        2,333
Advances from borrowers for taxes and insurance           1,724          690
                                                    -----------  -----------
Total liabilities                                       334,080      317,508

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding               -            -
Common stock, $.01 par value; 8,000,000 shares
   authorized; September 30, 2000, 4,694,875
   issued, 3,338,832 outstanding; March 31, 2000,
   4,694,875 issued, 3,317,006 outstanding;                  35           36
Additional paid-in capital                               31,754       31,743
Retained earnings (substantially restricted)             27,948       27,759
Unearned shares issued to the Employee Stock
  Ownership Plan                                         (2,146)      (2,415)
Unearned shares issued to the Management Recognition
  and Development Plan                                     (596)        (740)
Accumulated other comprehensive loss                     (2,026)      (3,279)
                                                    -----------  -----------
Total shareholders' equity                               54,969       53,104

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   389,049  $   370,612
                                                    ===========  ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

              OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (UNAUDITED)
               ($ in thousands except per share data)

                           3 MOS ENDED  3 MOS ENDED  6 MOS ENDED  6 MOS ENDED
                             30-Sep-00    30-Sep-99    30-Sep-00    30-Sep-99
INTEREST INCOME:
Interest and fees on
 loans receivable              $5,114       $4,131       $9,791       $8,001
Securities:
  Mortgage-backed and
   related securities           1,447        1,218        2,935        2,325
  U.S. government and
   government agencies            611          617        1,215        1,202
Other interest and dividends       73           60          139          119
                            ---------   ----------   ----------   ----------
Total interest income           7,245        6,026       14,080       11,647

INTEREST EXPENSE:
Deposits                        2,669        2,052        5,079        3,934
Federal Home Loan Bank of
 Seattle advances               1,363          758        2,586        1,399
                            ---------   ----------   ----------   ----------
Total interest expense          4,032        2,810        7,665        5,333

Net interest income             3,213        3,216        6,415        6,314
Provision for loan losses         502           59          606          130
                            ---------   ----------   ----------   ----------
Net interest income after
 provision for loan losses      2,711        3,157        5,809        6,184

NONINTEREST INCOME:
Service charges on deposit
 accounts                         498          285          842          527
Loan servicing fees                95           82          198          170
Other Income (expense)            (18)         156          (24)         168
                            ---------   ----------   ----------   ----------
Total noninterest income          575          523        1,016          865

NONINTEREST EXPENSE:
Employee compensation and
 benefits                       1,602        1,485        3,139        2,889
Supplies, postage, and
 telephone                        239          219          455          409
Depreciation                      168          155          333          310
Occupancy and equipment           228          154          432          285
FDIC insurance premium             12           29           24           59
Customer account                  145          106          252          179
Advertising                        70          105          135          247
Professional fees                  85           52          187           94
Loss on sale of investment
 securities                       393            -          393            -
Other                             173          172          375          348
                            ---------   ----------   ----------   ----------
Total noninterest expense       3,115        2,477        5,725        4,820

Income before income taxes        171        1,203        1,100        2,229
Provision for income taxes         55          431          371          819
                            ---------   ----------   ----------   ----------
NET INCOME                       $116         $772         $729       $1,410
                            =========   ==========   ==========   ==========

Basic Earnings per share        $0.03        $0.22        $0.22        $0.39
                            =========   ==========   ==========   ==========
Weighted Average Number of
  Shares Outstanding        3,336,110    3,579,454    3,329,981    3,648,040

Diluted Earnings per share      $0.03        $0.20        $0.22        $0.37
                            =========   ==========   ==========   ==========
Weighted Average Number of
  Dilutive Shares           3,336,934    3,775,753    3,332,809    3,844,339


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (3)


                                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND THE YEAR ENDED MARCH 31, 2000
                                                 (UNAUDITED)
                                               ($ in thousands)

                                                                     Unearned
                                                                     Shares
                                                          Unearned   Issued to
                                                          Shares     Management       Accumu-
                                                          Issued to  Recogni-         lated
                                                          Employee   tion             Other
                                                          Stock      and      Compre- Compre-
                                     Additional           Owner-    Develop-  hensive hensive
                      Common Stock    Paid-In   Retained  ship       ment     Income  Income
                    Shares    Amount  Capital   Earnings  Trust      Plan     (Loss)  (Loss)    Total
                    ------    ------  -------   --------  -----      ----     ------  ------    -----
Balance, April 1,
 1999              3,763,564   $42    $38,357   $26,206   ($2,951)  ($1,453)            ($118)  $60,083

Net income                                        2,609                       $2,609              2,609
Cash dividends
 paid                                            (1,056)                                         (1,056)
Stock repurchased   (534,228)   (6)    (6,350)                                                   (6,356)
Earned ESOP shares    53,656               76                 536                                   612
New MRDP shares
 granted                                   71                           (71)                          0
Earned MRDP shares    34,014                                            373                         373
Forfeiture of
 MRDP shares                             (411)                          411                           0
Unrealized loss
 on securities
 available for
 sale, net of tax                                                             (3,161)  (3,161)   (3,161)
                                                                              ------
Comprehensive income                                                           ($552)
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance, March 31,
 2000              3,317,006    36     31,743    27,759    (2,415)     (740)           (3,279)   53,104

Net income                                          729                          729                729
Cash dividends
 paid                                              (540)                                           (540)
Stock repurchased     (5,000)   (1)
Earned ESOP shares    26,826               11                 269                                   280
Earned MRDP shares                                                      144                         144
Unrealized gain
 on securities
 available for
 sale, net of tax                                                              1,253   1,253     1,253
                                                                              ------
Comprehensive income                                                          $1,982
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance, September
 30, 2000          3,338,832   $35    $31,754   $27,948   ($2,146)    ($596)          ($2,026)  $54,970
                   =========   ===    =======   =======   =======   =======           =======   =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                        (4)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                               (UNAUDITED)
                                                          ($ in thousands)
                                                      30-Sep-00    30-Sep-99
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $729       $1,410
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                             333          310
  Compensation expense related to ESOP                     279          334
  Compensation expense related to MRDP                     144          190
  Amortization of deferred loan fees, net                  (34)        (119)
  Provision for loan losses                                606          130
  Amortization(accretion) of premiums/discounts            144          104
    on investments and loans purchased
  Federal Home Loan Bank of Seattle dividends             (139)        (119)
  (Gain) loss on sale of real estate owned                   -          (16)
  (Gain) loss on sale of premises and equipment              -            6
Changes in assets and liabilities:
  Accrued interest receivable                             (339)        (612)
  Other assets                                             (89)        (430)
  Accrued expenses and other liabilities                   323        2,444
                                                      ---------    ---------
Net cash provided by operating activities                1,957        3,632
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                    (55,333)     (75,109)
  Loan principal repayments                             44,645       55,344
  Loans purchased                                      (14,190)      (5,739)
  Purchase of stock in Federal Home Loan Bank
   of Seattle                                             (469)           -
  Purchase of securities available for sale                  -      (27,036)
  Proceeds from sale of securities available
   for sale                                              5,915            -
  Proceeds from maturity of securities available
   for sale                                                  -        5,004
  Principal repayments of securities available
   for sale                                              4,779        6,294
  Proceeds from sales of real estate owned                   -           53
  Proceeds from sales of premises and equipment              -          209
  Purchases of premises and equipment                     (935)      (1,565)
                                                      ---------    ---------
Net cash used in investing activities                  (15,588)     (42,545)
                                                      ---------    ---------

                                       (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net of withdrawals             $17,114      $28,822
  Change in advances from borrowers for taxes
   and insurance                                         1,034        1,050
  Change in borrowings from Federal Home Loan
   Bank of Seattle                                      (1,900)      12,300
  Payment of cash dividend                                (540)        (508)
  Stock repurchase                                         (56)      (2,742)
                                                      ---------    ---------
Net cash provided by financing activities               15,652       38,922
                                                      ---------    ---------
Net increase in cash                                     2,021           10

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           9,261        6,276
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $11,282       $6,286
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings               $2,715       $1,760
Income taxes                                               435          810

Noncash investing activities:
Transfer of loans to foreclosed real estate                  0           84
Unrealized gain(loss) on securities available for
 sale, net of tax                                        1,253       (2,135)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (6)

               OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. and Subsidiary's (the "Company") financial condition as of September 30, 2000 and March 31, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and of cash flows for the six months ended September 30, 2000 and 1999. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders filed as an exhibit to the Company's Form 10-K for the year ended March 31, 2000. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  REORGANIZATION

     On October 3, 1997, Pioneer Bank, A Federal Savings Bank, (the "Bank") completed a mutual-to-stock conversion and formation of the Company as its holding company. In connection with the conversion, the Company sold 4,694,875 shares of its common stock ("Common Stock") at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,681,982 of Paid in Capital. The Common Stock and Paid in Capital at September 30, 2000 are partially offset by the unissued ESOP shares and unissued Management Recognition and Development Plan ("MRDP") shares.

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

                                       (7)

4.  ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows for the year ended March 31, 2000 and for six months ended September 30, 2000:

                               September 30, 2000        March 31, 2000
                                (in thousands)           (in thousands)
                                --------------           --------------

Balance, beginning of period       $ 1,396                  $ 1,228
Charge-offs                            (52)                     (42)
Recoveries                               8                       32
Provision for loan losses              606                      178
                                --------------           --------------
Balance, end of period             $ 1,958                  $ 1,396
                                ==============           ==============


5.  ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at September 30, 2000 consisted of 19 term advances varying in length from two days to 359 months totaling $74.9 million from the Federal Home Loan Bank ("FHLB")of Seattle. The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at September 30, 2000:

Due in less than one year:
--------------------------

Amount         Range of Interest        Weighted Average
                   Rates                Interest Rate
---------------------------------------------------------
$25,350,000     4.75% - 6.84%               6.43%


Due within one to five years:
-----------------------------

Amount         Range of Interest         Weighted Average
                    Rates                Interest Rate
-----------------------------------------------------------
$34,500,000     4.93% - 7.22%               6.24%


Due in greater than five years:
-------------------------------

Amount         Range of Interest         Weighted Average
                    Rates                Interest Rate
-----------------------------------------------------------
$15,000,000     7.03% - 7.12%               7.08%

                                       (8)

6.  SHAREHOLDERS' EQUITY

     In February 2000, the Company received a non-objection response from the Office of Thrift Supervision ("OTS") in connection with a request to repurchase 5% of its outstanding shares of Common Stock, or 179,005 shares.
As of March 31, 2000, 123,777 shares had been repurchased under the program at a weighted average price per share of $11.18. During the quarter ended September 30, 2000, an additional 5,000 shares were repurchased at $11.25 per share. Shares repurchased in this program have been retired.


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

                         For the Three Months Ended  For the Six Months Ended
                               September 30,               September 30,
------------------------------------------------------------------------------
                             2000         1999          2000          1999
------------------------------------------------------------------------------
Weighted average common
shares outstanding -
basic                    3,336,110     3,579,454     3,329,981     3,648,040
------------------------------------------------------------------------------
Effect of Dilutive
Securities on
Number of Shares:
          MRDP shares          824       147,322         2,828       147,322
------------------------------------------------------------------------------
        Stock Options          -0-        48,977           -0-        48,977
------------------------------------------------------------------------------
Total Dilutive Securities      824       196,299         2,828       196,299
------------------------------------------------------------------------------
Weighted average common
shares outstanding -
with dilution            3,336,934     3,775,753     3,332,809     3,844,339
------------------------------------------------------------------------------

For each of the three and six months ended September 30, 2000 options to purchase 280,996 shares of Common Stock were excluded from dilutive shares as they had an antidilutive effect on the calculation.

8.  REGULATORY CAPITAL

     The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, interest income on investment securities, and FHLB advances. The Bank has a borrowing capacity at FHLB equal to 30 percent of total assets, which on September 30, 2000 permitted additional advances of $41.9 million. The Bank also has an unsecured line of credit with Key Bank of $16.0 million, and a $50.0 million reverse repurchase line of credit with Merrill Lynch which have remained unused. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

                                       (9)

Regulations require the Bank to maintain a minimum liquidity equal to 4 percent of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Bank had an average liquidity ratio of 11.62 percent and 9.22 percent for the quarters ended September 30, 1999 and 2000, respectively.

The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at September 30, 2000 and March 31, 2000.

As of September 30, 2000:
                                                             Categorized as
                                                           "Well Capitalized"
                         Actual           For Capital         Under Prompt
                     (In Thousands)         Adequacy           Corrective
                                            Purposes         Action Provision
                                         (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
                    Amount     Ratio     Amount    Ratio     Amount     Ratio
As of Sept. 30,
 2000:

Total Capital:
 (To Risk Weighted
 Assets)           $ 54,480     25.9%    $ 16,853   8.0%    $ 21,067    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)             52,522     24.9          N/A   N/A       12,640     6.0
Tier I Capital:
 (To Tangible
  Assets)            52,522     13.5       15,606   4.0       19,507     5.0
Tangible Capital:
 (To Tangible
  Assets)            52,522     13.5        5,852   1.5          N/A     N/A

As of March 31,
 2000
                                                             Categorized as
                                                           "Well Capitalized"
                         Actual           For Capital         Under Prompt
                     (In Thousands)         Adequacy           Corrective
                                            Purposes         Action Provision
                                         (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
                    Amount     Ratio     Amount    Ratio     Amount     Ratio
As of March 31,
 2000:

Total Capital:
 (To Risk Weighted
 Assets)           $ 53,812     28.5%    $ 15,114   8.0%    $ 18,892    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)             52,416     27.7          N/A   N/A       11,335     6.0
Tier I Capital:
 (To Tangible
 Assets)             52,416     14.0       14,934   4.0       18,667     5.0
Tangible Capital:
 (To Tangible
 Assets)             52,416     14.0        5,600   1.5          N/A     N/A



                                       (10)

9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This pronouncement replaces SFAS No. 125, issued in June 1996. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial statements.

ITEM II.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At September 30, 2000, the Company had total assets of $389.0 million, total deposits of $254.9 million and shareholders' equity of $55.0 million. The Company is currently not engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

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

                                       (11)

The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans and consumer loans within its primary market area. The Bank also actively originates home equity and second mortgage loans. At September 30, 2000, one-to-four family residential mortgage loans totaled $132.9 million, or 53.8% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of these activities at September 30, 2000 the Company had agricultural loans of $16.8 million, commercial business loans of $21.0 million, commercial real estate loans of $17.4 million, agricultural real estate loans of $3.0 million, and automobile loans of $27.1 million (including $22.0 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable based upon The Wall Street Journal prime rate or the current five-year Treasury Note yield. Commercial (including both commercial real estate and commercial business) and agricultural loans outstanding totaled $30.9 million and $15.7 million, respectively, at March 31, 2000 and increased to $38.4 million and $19.8 million respectively at September 30, 2000. The Company has also increased the origination of shorter-term consumer loans, increasing automobile loans from $21.6 million at March 31, 2000 to $27.1 million at September 30, 2000.

To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is focusing on improvements in its fee structure for income generation, and to control its non-interest expense, which includes employee compensation and benefits, and occupancy and equipment expense.

Changes in Financial Condition

At September 30, 2000, the consolidated assets of the Company totaled $389.0 million, an increase of $18.4 million, or 5.0%, from $370.6 million at March 31, 2000. The primary reason for the increase was a $24.3 million increase in net loans receivable offset by $6.0 a million decrease in securities. The increase in assets was funded by a $17.1 million increase in deposits and a $1.9 million decrease in FHLB borrowings.

Net loans receivable increased by $24.3 million, or 11.0%, to $244.9 million at September 30, 2000 compared to $220.6 million at March 31, 2000. The increase was primarily the result of continued new loan demand for all types of loans exceeding loan repayments, as well as the purchase of $2.9 million in loans through the Pendleton branch acquisition in May 2000.

Non-performing assets, consisting of non-accruing loans, real estate owned and other repossessed assets, decreased $120,000 from $163,000 at March 31, 2000 to $43,000 at September 30, 2000. Non-performing assets were .01% of total assets at September 30, 2000 and .04% of total assets at March 31, 2000. The allowance for loan losses was 4553% of non-performing loans at September 30, 2000, compared to 901% at March 31, 2000.
                                       (12)

Deposits increased $17.1 million or 7.2%, from $237.7 million at March 31, 2000 to $254.9 million at September 30, 2000. This includes the purchase of $3.4 million in deposits through the Pendleton branch acquisition in May 2000. Advances from borrowers for taxes and insurance increased $1.0 million from $690,000 at March 31, 2000 to $1.7 million at September 30, 2000. Taxes are paid annually in November and accordingly, such deposits increase ratably from December to November when the taxes are paid. The Company had $74.9 million in advances from the FHLB at September 30, 2000 compared to $76.8 million at March 31, 2000.

                          Results of Operations

Comparison of Six Months Ended September 30, 2000 and 1999

General. The decrease in net income of $681,000 was primarily due to an increase in the provision for loan losses as well as a loss on the sale of investment securities. Non-interest income increased $151,000, or 17.4%, comparing the six-month period ended September 30, 2000 to the same period in the prior year. Net interest income increased $101,000, or 1.6% while interest income increased $2.4 million, or 20.9%, and interest expense increased $2.3 million, or 43.7%. The provision for loan losses increased $476,000, or 366.2%. Non-interest expense increased $905,000, or 18.8%, and the provision for income taxes decreased $448,000, or 54.7%. This resulted in net income decreasing by $681,000, or 48.3%, to $729,000 for the six months ended September 30, 2000 compared to $1.4 million for the same period in 1999.

Interest Income. The increase of $2.4 million in interest income was generated by an additional $49.6 million in average interest earning assets for the six months ended September 30, 2000 compared to the same period in 1999. The increase in average interest-earning assets was primarily due to increases in the average loan portfolio of $38.1 million and the average investment portfolio of $11.3 million.

The average yield on interest earning assets increased from 7.34% for the six months ending September 30, 1999 to 7.65% for the same period in the current year. The increase in the average yield was primarily due to the $38.1 million increase in the average balance of the loan portfolio. The Company has focused on growing commercial, agricultural and dealer-originated loans which yield a higher rate.

Interest Expense. Interest expense on savings deposits increased $1.1 million for the six months ended September 30, 2000 compared to the same period of 1999. Average deposits increased by $27.2 million for the same period. The average interest paid on deposits increased 36 basis points from 3.68% for the six months ended September 30, 1999 to 4.04% for the same period in 2000. The increase in cost of deposits is primarily due to an increased balance of higher costing certificates of deposits in the deposit mix. The cost of all funds, including FHLB borrowings, increased from 3.97% for the six months ended September 30, 1999 to 4.74% for the same period in 2000. The increase was due to a $26.5 million increase in the average balance of FHLB borrowings. The average cost of FHLB borrowings for the six-month period ending September 30, 2000 was 6.24%. The increased borrowings were used to fund increases in average interest earning assets.

                                       (13)

Provisions for Loan Losses. The provision for loan losses was $606,000 and net charge-offs amounted to $44,000 during the six months ended September 30, 2000 compared to a provision for loan losses of $130,000 and net recoveries of $12,000 for the six-month period ended September 30, 1999. The allowance for loan losses totaled $2.0 million or .80% of total loans at September 30, 2000 compared to $1.4 million or .63% of total loans at March 31, 2000. The provision was increased primarily in response to portfolio growth, especially in commercial, agricultural and consumer loans.

Non-Interest Income. Non-interest income increased $151,000, or 17.4%, for the six months ended September 30, 2000 to $1.0 million compared to $865,000 for the same period in the prior year. The increase in income from deposit accounts of $315,000, or 60.0%, was due to strong growth in core deposits as well as an improved fee schedule. A $173,000 gain on the sale of investment real estate was realized in the six months ended September 30, 1999.

Non-Interest Expense. Non-interest expense increased $905,000, or 18.8%, to $5.7 million for the six months ended September 30, 2000, from $4.8 million for the comparable period in 1999. This increase includes a $393,000 loss on sale of investment securities as well as costs associated with the expanding infrastructure to support positioning the Company in new market areas and widening its customer base.

Income Taxes. The provision for income taxes decreased $448,000 for the six months ended September 30, 2000 compared with the same period in the prior year. The decrease was attributable to a lower level of net income before taxes, as well as an investment in loans to school districts where the Bank receives tax credit rather than interest income.

Comparison of Three Months Ended September 30, 2000 and 1999

General. The decrease in net income of $656,000 for the three months ended September 30, 2000 compared to the same period in 1999 was primarily due to an increase in the provision for loan losses and an increase in non-interest expense. Both interest income and interest expense each increased $1.2 million. Non-interest income increased $52,000 while the provision for loan losses increased $443,000. Non-interest expense increased $638,000, and the provision for income taxes decreased $376,000.

Interest Income. The increase of $1.2 million in interest income was generated by an additional $48.2 million in average interest earning assets for the three months ended September 30, 2000 compared to the same period in 1999. The increase in average interest earning assets was primarily due to increases in the average loan portfolio of $39.3 million and the average investment portfolio of $9.0 million.

The average yield on interest-earning assets increased from 7.35% for the three months ending September 30, 1999 to 7.68% for the same period in the current year. The increase in the average yield was primarily due to the $39.3 million increase in the average balance of the loan portfolio. The Company has focused on increasing its portfolio of commercial, agricultural and dealer-originated loans which yield a higher interest rate.

                                       (14)

Interest Expense. Interest expense on savings deposits increased by $617,000 for the three months ended September 30, 2000 compared to the same period of 1999. Average deposits increased by $28.8 million for the same period. The average interest paid on deposits increased 65 basis points from 3.68% for the three months ended September 30, 1999 to 4.33% for the same period in 2000. The cost of deposits increased primarily due to an increased balance of higher costing certificates of deposits in the deposit mix. The cost of all funds, including FHLB borrowings, increased by 80 basis points from 4.00% for the quarter ended September 30, 1999 to 4.80% for the same period in 2000. The increase in cost of deposits was due to a $24.7 million increase in the average balance of FHLB borrowings, which are typically at a higher cost than deposits. The average cost of borrowings for the quarter ended September 30, 2000 was 6.54%.

Provision for Loan Losses. The provision for loan losses was $502,000 and net charge-offs were $3,000 during the three months ended September 30, 2000 compared to a provision for loan losses of $59,000 and net charge-offs of $13,000 for the three-month period ended September 30, 1999. At September 30, 2000, the allowance for loan losses was equal to 4553% of non-performing loans compared to 901% at March 31, 2000. The allowance for loan losses totaled $2.0 million or .80% of total loans at September 30, 2000 compared to $1.4 million or .63% of total loans at March 31, 2000. The provision was increased primarily in response to portfolio growth, especially in commercial, agricultural and consumer loans.

Non-Interest Income. Non-interest income increased $52,000, or 9.9%, to $575,000 for the three months ended September 30, 2000 from $523,000 for the same period in the prior year. The primary reason for the increase was a $213,000 increase in service charges on deposit accounts due to an improved fee schedule and strong deposit growth. A $173,000 gain on the sale of investment real estate was realized in the quarter ended September 30, 1999.

Non-Interest Expense. Non-interest expense increased $638,000, or 25.8% to $3.1 million for the three months ended September 30, 2000, from $2.5 million for the comparable period in 1999. This increase includes a $393,000 loss on sale of investment securities as well as costs associated with the expanding infrastructure to support positioning the Company in new market areas and widening its customer base.

Income Taxes.   The provision for income taxes decreased $376,000 for the
three months ended September 30, 2000 compared with the same period in the prior year. The decrease was attributable to a lower level of net income before taxes as well as an investment in loans to school districts where the Bank receives tax credit rather than interest income.

Liquidity and Capital Resources. For a discussion of the Company's liquidity and capital resources see Note 8 of Notes to Consolidated Financial Statements.

                                       (15)

Item No. III

Quantitative and Qualitative Disclosures about Market Risk

The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.
At March 31, 2000 there was a $20.6 million, or 55.4% decrease in the Bank's NPV as a percent of the present value of assets, assuming a 200 point increase
in interest rates.   The Bank has taken steps to decrease its interest rate
risk by better matching maturities of its balance sheet items. At September 30, 2000 the decrease in the Bank's NPV was $18.1 million or 38.9%.

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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          The Company's Annual Meeting of Stockholders ("Meeting") was held on August 8, 2000. The results of the vote on the matters presented at the Meeting were as follows:

          1. The following individuals were elected as directors for three year terms:

                                           Vote For          Vote Withheld
                                           --------          -------------
              Stephen R. Whittemore        2,899,177           223,920
              Charles H. Rouse             2,899,402           223,695

          2. The appointment of the Company's auditors, Deloitte & Touche LLP, as independent auditors for the fiscal year ending March 31, 2001 was approved by stockholders by the following vote:
              For 3,069,958; Against 46,956; Abstain 6,183; Broker Non-Votes 0
                  ---------          ------          -----                   -
Item 5.   Other Information
          -----------------
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          3(a)    Articles of Incorporation of the Registrant (1)
          3(b)    Bylaws of the Registrant (1)
          10(a)   Employment Agreement with Zane Lockwood (2)
          10(b)   Severance Agreement with William H. Winegar (3)
          10(c)   Severance Agreement with Thomas F. Bennett (5)
          10(d)   Severance Agreement with Jerry Kincaid (5)
          10(e)   Severance Agreement with Marvin L. Sumner (6)
          10(f)   Employee Severance Compensation Plan (3)
          10(g)   Pioneer Bank, a Federal Savings Bank Employee Stock
                  Ownership Plan (3)
          10(h)   Pioneer Bank, a Federal Savings Bank 401(k) Plan (1)
          10(i)   Pioneer Bank Director Emeritus Plan (1)
          10(j)   1998 Stock Option Plan (4)
          10(k)   1998 Management Recognition and Development Plan (4)
          27      Financial Data Schedule

------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(4) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
(5) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
     (b)  Reports on Form 8-K
          No Current Reports on Form 8-K were filed during the quarter ended September 30, 2000.
(6) Incorporated by reference to the Registrant's Form 10-K for the year ended March 31, 2000.

                                       (17)

                                SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.


Date:  November 14, 2000           By:  /s/ Berniel L. Maughan
                                        ---------------------------------
                                        Berniel L. Maughan, President and
                                        Chief Executive Officer


Date:  November 14, 2000           By:  /s/ Jon McCreary
                                        ---------------------------------
                                        Jon McCreary, Chief Financial
                                        Officer

                                       (18)