Form 10-Q
period 2000-12-31
OREGON TRAIL FINANCIAL CORP
filed 2001-02-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-26556

                         OREGON TRAIL FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


Oregon                                                  91-1829481
------------------------------------------------------------------------------
State or other jurisdiction of            (I.R.S. Employer or organization
incorporation                                   Identification Number)

2055 First Street, Baker City, Oregon                             97814
-------------------------------------                         --------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:           (541) 523-6327
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                              --------------

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

As of February 9, 2001 there were issued and outstanding 3,318,551 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded and listed on the Nasdaq National Market under the symbol "OTFC".

                         OREGON TRAIL FINANCIAL CORP.

                              TABLE OF CONTENTS


Part I.   Financial Information

Item I.   Financial Statements (Unaudited)                           Page

          Consolidated Balance Sheets                                  2
          as of December 31, 2000 and March 31, 2000

          Consolidated Statements of Income; For the Three and Nine    3
          Months Ended December 31, 2000 and 1999

          Consolidated Statements of Shareholders' Equity
          (For the Nine Months Ended December 31, 2000 and for
          the Year Ended March 31, 2000).                              4

          Consolidated Statements of Cash Flows (For the
          Nine Months Ended December 31, 2000 and 1999)              5 - 6

          Notes to Consolidated Financial Statements                 7 - 11

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       11 -15

Item III. Quantitative and Qualitative Disclosures about
          Market Risk                                                  16


Part II.  Other Information

Item 1.   Legal Proceedings                                           17

Item 2.   Changes in Securities and Use of Proceeds                   17

Item 3.   Defaults Upon Senior Securities                             17

Item 4.   Submission of Matters to a Vote of Security Holders         17

Item 5.   Other Information                                           17

Item 6.   Exhibits and Reports on Form 8-K                            17

Signatures                                                            18

              OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 2000 and MARCH 31, 2000
                              (UNAUDITED)
                           ($ in thousands)
                                                    December 31    March 31
ASSETS                                                  2000         2000
                                                    -----------  -----------
Cash and cash equivalents (including interest
 earning accounts of $20,270 and $7,588)            $    22,431  $     9,261

Securities:
Available for sale, at fair value (amortized cost:
  $90,279 and $127,373)                                  90,404      122,051
Loans receivable, net of allowance for loan
  losses of $2,057 and $1,396                           251,855      220,591
Accrued interest receivable                               2,288        2,452
Premises and equipment, net                              10,308        9,902
Stock in Federal Home Loan Bank of Seattle, at cost       4,578        3,897
Real estate owned and other repossessed assets              -              8
Net deferred tax asset                                      -          1,822
Other assets                                                704          628
                                                    -----------  -----------
TOTAL ASSETS                                        $   382,568  $   370,612
                                                    ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                  $   106,816  $   106,285
  Noninterest-bearing                                    19,324       14,961
  Time certificates                                     129,831      116,489
                                                    -----------  -----------
    Total deposits                                      255,971      237,735

Advances from Federal Home Loan Bank of Seattle          66,725       76,750
Accrued expenses and other liabilities                    3,152        2,333
Net deferred tax liability                                  293          -
Advances from borrowers for taxes and insurance              14          690
                                                    -----------  -----------
Total liabilities                                       326,155      317,508

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 1,000,000 shares
 authorized; no shares issued or outstanding               -            -
Common stock, $.01 par value; 8,000,000 shares
 authorized; December 31, 2000, 4,694,875 issued,
 3,318,551 outstanding; March 31, 2000, 4,694,875
 issued, 3,317,006 outstanding;                              35           36
Additional paid-in capital                               31,053       31,743
Retained earnings (substantially restricted)             27,795       27,759
Unearned shares issued to the Employee Stock
 Ownership Plan                                          (2,012)      (2,415)
Unearned shares issued to the Management Recognition
  and Development Plan                                     (596)        (740)
Accumulated other comprehensive income (loss)               138       (3,279)
                                                    -----------  -----------
Total shareholders' equity                               56,413       53,104

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   382,568  $   370,612
                                                    ===========  ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                (UNAUDITED)
                   ($ in thousands except per share data)

                           3 MOS ENDED  3 MOS ENDED  9 MOS ENDED  9 MOS ENDED
                             31-Dec-00    31-Dec-99    31-Dec-00    31-Dec-99
INTEREST INCOME:
Interest and fees on
 loans receivable               $5,231       $4,291      $15,023      $12,292
Securities:
  Mortgage-backed and
 related securities              1,360        1,422        4,294        3,747
  U.S. government and
   government agencies             574          586        1,788        1,789
Other interest and dividends        74           61          213          179
                           -----------  -----------  -----------  -----------
Total interest income            7,239        6,360       21,318       18,007

INTEREST EXPENSE:
Deposits                         2,811        2,250        7,890        6,184
Federal Home Loan Bank of
 Seattle advances                1,167          873        3,753        2,272
                           -----------  -----------  -----------  -----------
Total interest expense           3,978        3,123       11,643        8,456

Net interest income              3,261        3,237        9,675        9,551
Provision for loan losses          117          (12)         723          118
Net interest income after  -----------  -----------  -----------  -----------
 provision for loan losses       3,144        3,249        8,952        9,433

NONINTEREST INCOME:
Service charges on deposit
 accounts                          469          290        1,311          817
Loan servicing fees                101          102          299          272
Other Income (expense)              (4)          14          (29)         182
                           -----------  -----------  -----------  -----------
Total noninterest income           566          406        1,581        1,271

NONINTEREST EXPENSE:
Employee compensation and
 benefits                        1,944        1,563        5,083        4,452
Supplies, postage, and
 telephone                         187          227          641          636
Depreciation                       230          173          671          483
Occupancy and equipment            201          176          524          462
FDIC insurance premium              12           32           37           91
Customer accounts                  162          102          415          281
Advertising                         40          124          175          371
Professional fees                   65           53          251          147
Loss on sale of investment
 securities                        561            -          953            -
Other                              140          208          515          555
                           -----------  -----------  -----------  -----------
Total noninterest expense        3,542        2,658        9,265        7,478

Income before income taxes         168          997        1,268        3,226
Provision for income taxes          52          355          423        1,174
                           -----------  -----------  -----------  -----------
NET INCOME                        $116         $642         $845       $2,052
                           ===========  ===========  ===========  ===========
Basic Earnings per share         $0.03        $0.18        $0.25        $0.57

                           ===========  ===========  ===========  ===========
Weighted Average Number of
  Shares Outstanding         3,339,166    3,486,408    3,333,054    3,593,967

Diluted Earnings per share       $0.03        $0.18        $0.25        $0.54
                           ===========  ===========  ===========  ===========
Weighted Average Number of
  Dilutive Shares            3,403,884    3,655,537    3,355,564    3,781,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (3)


                                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND THE YEAR ENDED MARCH 31, 2000
                                                 (UNAUDITED)
                                               ($ in thousands)

                                                                     Unearned
                                                                     Shares
                                                          Unearned   Issued to
                                                          Shares     Management       Accumu-
                                                          Issued to  Recogni-         lated
                                                          Employee   tion             Other
                                                          Stock      and      Compre- Compre-
                                     Additional           Owner-     Develop- hensive hensive
                      Common Stock    Paid-In   Retained  ship       ment     Income  Income
                    Shares    Amount  Capital   Earnings  Trust      Plan     (Loss)  (Loss)    Total
                    ------    ------  -------   --------  -----      ----     ------  ------    -----
Balance, April 1,
 1999              3,763,564   $42    $38,357   $26,206   ($2,951)  ($1,453)            ($118)  $60,083

Net income                                        2,609                       $2,609              2,609
Cash dividends
 paid                                            (1,056)                                         (1,056)
Stock repurchased   (534,228)   (6)    (6,350)                                                   (6,356)
Earned ESOP shares    53,656               76                 536                                   612
New MRDP shares
 granted                                   71                           (71)                          0
Earned MRDP shares    34,014                                            373                         373
Forfeiture of MRDP
 shares                                  (411)                          411                           0
Unrealized loss on
 securities
 available for sale,
 net of tax                                                                   (3,161)  (3,161)   (3,161)
                                                                              ------
Comprehensive loss                                                             ($552)
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance, March 31,
 2000              3,317,006    36     31,743    27,759    (2,415)     (740)           (3,279)   53,104

Net income                                          845                          845                845
Cash dividends
 paid                                              (809)                                           (809)
Stock repurchased    (64,508)   (1)      (777)                                                     (778)
Earned ESOP shares    40,239               45                 403                                   448
Earned MRDP shares    25,814                                            144                         144
Unearned MRDP shares                                           42                                    42
Unrealized gain on
 securities
 available for sale,
 net of tax                                                                    3,417    3,417     3,417
                                                                              ------
Comprehensive income                                                          $4,262
                   ---------   ---    -------   -------   -------   -------   ======  -------   -------
Balance, December
 31, 2000          3,318,551   $35    $31,053   $27,795   ($2,012)    ($596)             $138   $56,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                        (4)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (UNAUDITED)
                              ($ in thousands)
                                                      31-Dec-00    31-Dec-99
CASH FLOWS FROM OPERATING ACTIVITIES                  ---------    ---------
  Net income                                              $845       $2,052
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                             671          483
  Compensation expense related to ESOP                     448          482
  Compensation expense related to MRDP                     186          307
  Amortization of deferred loan fees, net                  (57)        (146)
  Provision for loan losses                                723          118
  Amortization(accretion) of premiums/discounts            614          143
    on investments and loans purchased
  Federal Home Loan Bank of Seattle dividends             (213)        (179)
  Gain on sale of real estate owned                                     (16)
  (Gain) loss on sale of premises and equipment             (3)           9
Changes in assets and liabilities:
  Accrued interest receivable                              164         (176)
  Other assets                                            (373)        (305)
  Accrued expenses and other liabilities                 1,112         (424)
                                                     ---------    ---------
Net cash provided by operating activities                4,117        2,348
                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                    (87,417)    (106,583)
  Loan principal repayments                             72,949       84,346
  Loans purchased                                      (17,644)      (9,520)
  Purchase of stock in Federal Home Loan Bank of
    Seattle                                               (468)        (238)
  Purchase of securities available for sale             (4,000)     (32,865)
  Proceeds from sale of securities available
    for sale                                            30,459            -
  Proceeds from maturity of securities available
    for sale                                                 -        5,004
  Principal repayments of securities available
    for sale                                            10,300       11,396
  Proceeds from sales of real estate owned                   -          124
  Proceeds from sales of premises and equipment              -          212
  Purchases of premises and equipment                   (1,074)      (2,169)
                                                     ---------    ---------
Net cash provided by (used) in investing activities      3,105      (50,293)
                                                     ---------    ---------

                                       (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net of withdrawals             $18,236      $36,469
  Change in advances from borrowers for taxes and
    insurance                                             (676)        (558)
  Change in borrowings from Federal Home Loan Bank
    of Seattle                                         (10,025)      20,425
  Payment of cash dividend                                (809)        (787)
  Stock repurchase                                        (778)      (5,214)
                                                     ---------    ---------
Net cash provided by financing activities                5,948       50,335
                                                     ---------    ---------
Net increase in cash                                    13,170        2,391

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           9,261        6,276
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $22,431       $8,667
                                                     =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings               $3,964       $8,042
Income taxes                                               435        1,025

Noncash investing activities:
Transfer of loans to foreclosed real estate                  -           84
Unrealized gain(loss) on securities available
  for sale, net of tax                                   3,417       (3,049)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (6)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. and Subsidiary's (the "Company") financial condition as of December 31, 2000 and March 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and of cash flows for the nine months ended December 31, 2000 and 1999. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders filed as an exhibit to the Company's Form 10-K for the year ended March 31, 2000. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   REORGANIZATION

     On October 3, 1997, Pioneer Bank, A Federal Savings Bank, (the "Bank") completed a mutual-to-stock conversion and formation of the Company as its holding company. In connection with the conversion, the Company sold 4,694,875 shares of its common stock ("Common Stock") at $10 per share, 8% or 375,590 of which shares were purchased by an Employee Stock Ownership Plan (the "ESOP"). Proceeds from the sale were recorded as $46,949 of Common Stock at $.01 par value and $45,681,982 of Paid in Capital. The Common Stock and Paid in Capital at December 31, 2000 are partially offset by the unissued ESOP shares and unissued Management Recognition and Development Plan ("MRDP") shares.

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

                                       (7)

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the year ended March 31, 2000 and for nine months ended December 31, 2000:

                               December 31, 2000         March 31, 2000
                                (in thousands)           (in thousands)
                                --------------           --------------

Balance, beginning of period       $ 1,396                  $ 1,228
Charge-offs                            (80)                     (42)
Recoveries                              18                       32
Provision for loan losses              723                      178
                                --------------           --------------
Balance, end of period             $ 2,057                  $ 1,396
                                ==============           ==============


5.   ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at December 31, 2000 consisted of 15 term advances varying in length from two days to 356 months totaling $66.7 million from the Federal Home Loan Bank ("FHLB")of Seattle. The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at December 31, 2000:

Due in less than one year:
--------------------------

Amount         Range of Interest        Weighted Average
                     Rates              Interest Rate
---------------------------------------------------------
$22,225,000      4.93% - 6.64%              5.63%


Due within one to five years:
-----------------------------

Amount         Range of Interest        Weighted Average
                     Rates              Interest Rate
----------------------------------------------------------
$29,500,000      5.20% - 7.22%              6.47%


Due in greater than five years:
-------------------------------

Amount         Range of interest        Weighted Average
                     Rates              Interest Rate
---------------------------------------------------------
$15,000,000      7.03% - 7.12%              7.09%

                                       (8)

6.   SHAREHOLDERS' EQUITY

     In February 2000, the Company received a non-objection response from the Office of Thrift Supervision ("OTS") in connection with a request to repurchase 5% of its outstanding shares of Common Stock, or 179,005 shares.
As of December 31, 2000, all shares had been repurchased under the program at a weighted average price per share of $10.71. In December 2000, the Company received an additional non-objection response from the OTS to repurchase 10% of its outstanding shares of Common Stock or 331,850 shares. Since converting to a stock company, the Company has repurchased 1,234,941 shares, or 26% of shares initially outstanding.

7.   EARNINGS PER SHARE

     Shares held by the Company's ESOP that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted Earnings Per Share ("EPS"). Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                        For the Three Months Ended   For the Nine Months Ended
                               December 31,                December 31,
------------------------------------------------------------------------------
                             2000         1999          2000          1999
------------------------------------------------------------------------------
Weighted average common
 shares outstanding -
 basic                   3,339,166     3,486,408     3,333,054     3,593,967
------------------------------------------------------------------------------
Effect of Dilutive
 Securities on
 Number of Shares:
           MRDP shares      18,831       119,858        15,070       138,134
         Stock Options      45,887        49,271         7,440        49,076
------------------------------------------------------------------------------
Total Dilutive
 Securities                 64,718       169,129        22,510       187,210
------------------------------------------------------------------------------
Weighted average common
 shares outstanding -
 with dilution           3,403,884     3,655,537     3,355,564     3,781,177
------------------------------------------------------------------------------

8.   REGULATORY CAPITAL

     The Company's primary sources of funding include deposits, proceeds from loan principal and interest payments, interest income on investment securities, and FHLB advances. The Bank has a borrowing capacity at FHLB equal to 30 percent of total assets, which on December 31, 2000 permitted additional advances of $48.0 million. The Bank also has an unsecured line of credit with Key Bank of $16.0 million, and a $50.0 million reverse repurchase line of credit with Merrill Lynch which have remained unused. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

                                       (9)

Regulations require the Bank to maintain a minimum liquidity equal to 4 percent of deposits and short-term borrowings. Liquidity is measured by cash and readily marketable securities which are not committed, pledged, or required as collateral for specific liabilities. The Bank had an average liquidity ratio of 10.46% and 9.40% for the quarters ended December 31, 1999 and 2000, respectively.

The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at December 31, 2000 and March 31, 2000.

As of December 31, 2000:
                                                             Categorized as
                                                           "Well Capitalized"
                                          For Capital         Under Prompt
                                            Adequacy           Corrective
                         Actual             Purposes         Action Provision
                     (In Thousands)      (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
                    Amount     Ratio     Amount    Ratio     Amount     Ratio
As of Dec.31,
 2000:

Total Capital:
 (To Risk Weighted
 Assets)           $ 49,636     22.7%    $ 17,440   8.0%    $ 21,800    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)             47,579     21.8          N/A   N/A       13,080     6.0
Tier I Capital:
 (To Tangible
 Assets)             47,579     12.5       15,279   4.0       19,099     5.0
Tangible Capital:
 (To Tangible
 Assets)             47,579     12.5        5,730   1.5          N/A     N/A

As of March 31, 2000
                                                             Categorized as
                                                           "Well Capitalized"
                                          For Capital         Under Prompt
                                            Adequacy           Corrective
                         Actual             Purposes         Action Provision
                     (In Thousands)      (In Thousands)      (In Thousands)
                   -------------------  -----------------   -----------------
                    Amount     Ratio     Amount    Ratio     Amount     Ratio
As of March 31,
 2000:

Total Capital:
 (To Risk Weighted
 Assets)           $ 53,812     28.5%    $ 15,114   8.0%    $ 18,892    10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)             52,416     27.7          N/A   N/A       11,335     6.0
Tier I Capital:
 (To Tangible
 Assets)             52,416     14.0       14,934   4.0       18,667     5.0
Tangible Capital:
 (To Tangible
 Assets)             52,416     14.0        5,600   1.5          N/A     N/A



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

General

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At December 31, 2000, the Company had total assets of $382.6 million, total deposits of $256.0 million and shareholders' equity of $56.4 million. The Company is currently not engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

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

                                       (11)

The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans and consumer loans within its primary market area. The Bank also actively originates home equity and second mortgage loans. At December 31, 2000, one-to-four family residential mortgage loans totaled $136.7 million, or 53.8% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of these activities at December 31, 2000 the Company had agricultural loans of $17.2 million, commercial business loans of $21.5 million, commercial real estate loans of $20.0 million, agricultural real estate loans of $3.2 million, and automobile loans of $27.3 million (including $22.3 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable based upon The Wall Street Journal prime rate or the current five-year Treasury Note yield. Commercial (including both commercial real estate and commercial business) and agricultural loans outstanding totaled $30.9 million and $15.7 million, respectively, at March 31, 2000 and increased to $41.5 million and $20.4 million respectively at December 31, 2000. The Company has also increased the origination of shorter-term consumer loans, increasing automobile loans from $21.6 million at March 31, 2000 to $27.3 million at December 31, 2000.

To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is focusing on improvements in its fee structure for income generation, and to control its non-interest expense, which includes employee compensation and benefits, and occupancy and equipment expense.

Changes in Financial Condition

At December 31, 2000, the consolidated assets of the Company totaled $382.6 million, an increase of $12.0 million, or 3.2%, compared to $370.6 million at March 31, 2000. The primary reason for the increase was a $31.3 million increase in net loans receivable and a $13.2 million increase in cash, offset by $31.6 million decrease in securities. The increase in assets was funded by an $18.2 million increase in deposits offset by a $10.0 million decrease in FHLB borrowings.

Net loans receivable increased by $31.3 million, or 14.2%, to $251.9 million at December 31, 2000 compared to $220.6 million at March 31, 2000. The increase was primarily the result of continued new loan demand for all types of loans exceeding loan repayments, as well as the purchase of $2.9 million in loans through the Pendleton branch acquisition in May 2000.

                                       (12)

Non-performing assets, consisting of non-accruing loans, real estate owned and other repossessed assets, decreased $90,000 from $163,000 at March 31, 2000 to $73,000 at December 31, 2000. Non-performing assets were .02% of total assets at December 31, 2000 and .04% of total assets at March 31, 2000. The allowance for loan losses was 2818% of non-performing loans at December 31, 2000, compared to 901% at March 31, 2000.

Deposits increased $18.3 million or 7.67%, from $237.7 million at March 31, 2000 to $256.0 million at December 31, 2000. This includes the purchase of $3.4 million in deposits through the Pendleton branch acquisition in May 2000. Advances from borrowers for taxes and insurance decreased $676,000 from $690,000 at March 31, 2000 to $14,000 at December 31, 2000 due to the payment of annual property taxes in November. The Company had $66.7 million in advances from the FHLB at December 31, 2000 compared to $76.8 million at March 31, 2000. Proceeds from the sale of securities available for sale attributed to the decrease in borrowings.

                        Results of Operations

Comparison of Nine Months Ended December 31, 2000 and 1999

General. The decrease in net income of $1.2 million was primarily due to an increase in the provision for loan losses, a loss on the sale of investment securities, and the cost of severance packages issued in connection with a downsizing of the Company's workforce. Non-interest income increased $310,000, or 24.4% for the nine-month period ended December 31, 2000compared to the same period in the prior year. Net interest income increased $124,000, or 1.3% while interest income increased $3.3 million, or 18.4%, and interest expense increased $3.2 million, or 37.7%. The provision for loan losses increased $605,000, or 512.7%. Non-interest expense increased $1.8 million, or 23.9%, and the provision for income taxes decreased $751,000, or 64.0%.

Interest Income. The increase of $3.3 million in interest income was generated by an additional $42.9 million in average interest earning assets for the nine months ended December 31, 2000 compared to the same period in 1999. The increase in average interest-earning assets was primarily due to increases in the average loan portfolio of $36.9 million and the average investment portfolio of $4.9 million.

The average yield on interest earning assets increased from 7.36% for the nine months ended December 31, 1999 to 7.68% for the same period in 2000. The increase in the average yield was primarily due to the $36.9 million increase in the average balance of the loan portfolio. The Company has focused on growing commercial, agricultural and dealer-originated loans which yield a higher rate.

Interest Expense. Interest expense on savings deposits increased $1.7 million for the nine months ended December 31, 2000 compared to the same period in 1999. Average deposits increased by $28.2 million for the same period. The average interest paid on deposits increased 48 basis points from 3.72% for the nine months ended December 31, 1999 to 4.20% for the same period in 2000. The increase in cost of deposits is primarily due to an increased balance of higher costing certificates of deposits in the deposit mix. The cost of all funds, including FHLB borrowings, increased from 4.04% for the nine months ended December 31, 1999 to 4.72% for

                                       (13)
the same period in 2000. The increase was due to a $20.4 million increase in the average balance of FHLB borrowings. The average cost of FHLB borrowings for the nine-month period ending December 31, 2000 was 6.38%. The increased borrowings were used to fund increases in average interest earning assets.

Provision for Loan Losses. The provision for loan losses was $723,000 and net charge-offs amounted to $62,000 during the nine months ended December 31, 2000 compared to a provision for loan losses of $118,000 and net recoveries of $5,000 for the nine-month period ended December 31, 1999. The allowance for loan losses totaled $2.1 million or .81% of total loans at December 31, 2000 compared to $1.4 million or .63% of total loans at March 31, 2000. The provision for loan losses was increased due primarily to portfolio growth, especially in commercial, agricultural and consumer loans.

Non-Interest Income. Non-interest income increased $310,000, or 24.4%, for the nine months ended December 31, 2000 to $1.6 million compared to $1.3 million for the same period in the prior year. The increase in income from deposit accounts of $494,000, or 60.5%, was due to strong growth in core deposits as well as an improved fee schedule. A $173,000 gain on the sale of investment real estate was realized in the nine months ended December 31, 1999.

Non-Interest Expense. Non-interest expense increased $1.8 million, or 23.9%, to $9.3 million for the nine months ended December 31, 2000 compared to $7.5 million for the same period in 1999. This increase includes a $953,000 loss on sale of investment securities, a $303,000 severance cost associated with a downsizing of the Company's workforce, as well as costs associated with the expanding infrastructure to support positioning the Company in new market areas and widening its customer base.

Income Taxes. The effective tax rate decreased to 33.4% for the nine months ended December 31, 2000 compared to 36.4% for the same period in the prior year. The decrease was attributable to a lower level of net income before taxes, as well as an investment in loans to school districts where the Bank receives tax credits rather than interest income.

Comparison of Three Months Ended December 31, 2000 and 1999

General. The decrease in net income of $526,000 for the three months ended December 31, 2000 compared to the same period in 1999 was primarily due to an increase in non-interest expense and an increase in provision for loan losses. Net interest income increased $24,000, or .7% for the three-month period ended December 31, 2000 compared to the same period in 1999. Non-interest income increased $160,000 while the provision for loan losses increased $129,000. Non-interest expense increased $884,000, and the provision for income taxes decreased $303,000.

Interest Income. The increase of $878,000 in interest income was generated by an additional $29.9 million in average interest earning assets for the three months ended December 31, 2000 compared to the same period in 1999. The increase in average interest earning assets was primarily due to increases in the average loan portfolio of $34.7 million and an increase in interest earning accounts of $3.1 million, offset by a decrease in the average investment portfolio of $7.9 million.

                                       (14)

The average yield on interest-earning assets increased from 7.42% for the three months ended December 31, 1999 to 7.74% compared to the same period in 2000. The increase in the average yield was primarily due to the $34.7 million increase in the average balance of the loan portfolio. The Company has focused on increasing its portfolio of commercial, agricultural and dealer-originated loans which yield a higher interest rate.

Interest Expense. Interest expense on savings deposits increased by $561,000 for the three months ended December 31, 2000 compared to the same period in 1999. Average deposits increased by $22.1 million for the same period. The average interest paid on deposits increased 53 basis points from 3.81% for the three months ended December 31, 1999 to 4.34% compared to the same period in 2000. The cost of deposits increased primarily due to an increased balance of higher costing certificates of deposits in the deposit mix. The cost of all funds, including FHLB borrowings, increased by 63 basis points from 4.17% for the quarter ended December 31, 1999 to 4.80% for the same period in 2000. The increase in cost of funds was due to an $8.2 million increase in the average balance of FHLB borrowings, which are typically at a higher cost than deposits. The average cost of borrowings for the quarter ended December 31, 2000 was 6.47%.

Provision for Loan Losses. The provision for loan losses was $117,000 and net charge-offs were $18,000 for the three months ended December 31, 2000 compared to a provision for loan losses of a $12,000 credit and net charge-offs of $7,000 for the three-month period ended December 31, 1999. At December 31, 2000, the allowance for loan losses was equal to 2818% of non-performing loans compared to 901% at March 31, 2000. The allowance for loan losses totaled $2.1 million or .81% of total loans at December 31, 2000 compared to $1.4 million or .63% of total loans at March 31, 2000. The provision was increased due primarily to portfolio growth, especially in commercial, agricultural and consumer loans.

Non-Interest Income. Non-interest income increased $160,000, or 39.4%, to $566,000 for the three months ended December 31, 2000 from $406,000 for the same period in the prior year. The primary reason for the increase was a $179,000 increase in service charges on deposit accounts due to an improved fee schedule and strong deposit growth.

Non-Interest Expense. Non-interest expense increased $884,000, or 33.3% to $3.5 million for the three months ended December 31, 2000, from $2.7 million compared to the same period in 1999. This increase includes a $561,000 loss on sale of investment securities, and a $303,000 severance cost associated with downsizing the Company's workforce.

Income Taxes. The effective tax rate decreased to 31.0% for the three months ended December 30, 2000 compared to 33.6% for the same period in 1999. The decrease was attributable to a lower level of net income before taxes as well as an investment in loans to school districts where the Bank receives tax credits rather than interest income.

Liquidity and Capital Resources. For a discussion of the Company's liquidity and capital resources see Note 8 of Notes to Consolidated Financial Statements.

                                       (15)

Item No. III

Quantitative and Qualitative Disclosures about Market Risk

The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.
At March 31, 2000 there was a $20.6 million, or 55.4% decrease in the Bank's NPV as a percent of the present value of assets, assuming a 200 point increase
in interest rates.   The Bank has taken steps to decrease its interest rate
risk by better matching maturities of its balance sheet items. Based on the OTS model at December 31, 2000 the decrease in the Bank's NPV was $12.2 million, or 23.0%.

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

         2. The appointment of the Company's auditors, Deloitte & Touche LLP, as Independent auditors for the fiscal year ending March 31, 2001 was approved by stockholders by the following vote:

            For 3,069,958; Against 46,956; Abstain 6,183; Broker Non-Votes 0
                ---------          ------          -----                   -

Item 5.  Other Information
         -----------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         3(a)   Articles of Incorporation of the Registrant (1)
         3(b)   Bylaws of the Registrant (1)
         10(a)  Employment Agreement with Zane Lockwood (2)
         10(b)  Severance Agreement with William H. Winegar (3)
         10(c)  Severance Agreement with Thomas F. Bennett (5)
         10(d)  Severance Agreement with Jerry Kincaid (5)
         10(e)  Severance Agreement with Marvin L. Sumner (6)
         10(f)  Employee Severance Compensation Plan (3)
         10(g)  Pioneer Bank, a Federal Savings Bank Employee Stock Ownership
                Plan (3)
         10(h)  Pioneer Bank, a Federal Savings Bank 401 (k) Plan (1)
         10(i)  Pioneer Bank Director Emeritus Plan (1)
         10(j)  1998 Stock Option Plan (4)
         10(k)  1998 Management Recognition and Development Plan (4)
         27     Financial Data Schedule

----------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(4) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
(5) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
     (b)  Reports on Form 8-K
          No Current Reports on Form 8-K were filed during the quarter ended December 31, 2000.
(6) Incorporated by reference to the Registrant's Form 10-K for the year ended March 31, 2000.

                                       (17)

                                  SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.


Date:  February 14, 2001           By:  /s/ Berniel L. Maughan
                                        -------------------------------------
                                        Berniel L. Maughan, President and
                                        Chief Executive Officer


Date:  February 14, 2001           By:  /s/ Jon McCreary
                                        -------------------------------------
                                        Jon McCreary, Chief Financial
                                        Officer

                                       (18)