Form 10-Q/A
period 2000-12-31
OREGON TRAIL FINANCIAL CORP
filed 2001-02-16
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-Q/A

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

         2. The appointment of the Company's auditors, Deloitte & Touche LLP, as Independent auditors for the fiscal year ending March 31, 2001 was approved by stockholders by the following vote:

            For 3,069,958; Against 46,956; Abstain 6,183; Broker Non-Votes 0
                ---------          ------          -----                   -

Item 5.  Other Information
         -----------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         3(a)   Articles of Incorporation of the Registrant (1)
         3(b)   Bylaws of the Registrant (1)
         3(c)   Amendment to Bylaws of the Registrant
         10(a)  Employment Agreement with Berniel Maughan
         10(b)  Amended Employment Agreement with Zane Lockwood
         10(c)  Severance Agreement with William H. Winegar (2)
         10(d)  Severance Agreement with Thomas F. Bennett (2)
         10(e)  Severance Agreement with Jerry Kincaid (2)
         10(f)  Severance Agreement with Marvin L. Sumner (2)
         10(g)  Amended Employee Severance Compensation Plan (3)
         10(h)  Pioneer Bank, a Federal Savings Bank Employee Stock Ownership
                Plan (3)
         10(i)  Pioneer Bank, a Federal Savings Bank 401 (k) Plan (1)
         10(j)  Pioneer Bank Director Emeritus Plan (1)
         10(k)  1998 Stock Option Plan (4)
         10(l)  1998 Management Recognition and Development Plan (4)
         27     Financial Data Schedule

----------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Canceled as of January 31, 2001, because they are covered under Pioneer Bank, a Federal Savings Bank Employee Severance Compensation Plan.
(3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(4) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

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

                                   OREGON TRAIL FINANCIAL CORP.


Date:  February 16, 2001           By:  /s/ Berniel L. Maughan
                                        -------------------------------------
                                        Berniel L. Maughan, President and
                                        Chief Executive Officer



                                       (18)

                                                                 Exhibit 3(c)

                      CONSENT TO ACTION TAKEN BY THE
                          BOARD OF DIRECTORS OF
                       OREGON TRAIL FINANCIAL CORP.


     The Board of Directors of Oregon Trail Financial Corporation, an Oregon corporation (the "Corporation"), desires to take the actions set forth without a duly and legally called meeting. Section 60.341 of the Oregon Business Corporation Act provides that any action that may be taken at a meeting of directors may be taken without a meeting provided that the directors unanimously consent in writing to such action.

     The undersigned, who constitute all of the directors of the Corporation, hereby consent to the adoption of the following resolutions:

     RESOLVED, that Section 15 of Article III of the Corporation's Bylaws be amended to read in its entirety as follows:

     "Section 15. Residency Requirement. To be eligible for nomination and election to the Board of Directors or for continued service on the Board of Directors, a nominee's or member's primary residence shall be located in a county in which Pioneer Bank, a Federal Savings Bank, occupies a branch office or other office, or in a county contiguous thereto. Should a director fail to satisfy the continuing service requirement, the director shall be deemed to have submitted his or her resignation which shall become effective upon adoption of a resolution acknowledging such ineligibility by the Board of Directors. The foregoing residency requirement shall not apply to any person serving as a director of the Corporation as of the initial filing date of the Articles of Incorporation of the Corporation."

      This consent to corporate action is executed effective as of January 1, 2001.


/s/ Albert H. Durgan                      /s/ Edward H. Elms
--------------------------------          -----------------------------------
Albert H. Durgan, Director                Edward H. Elms, Director

/s/ Stephen R. Whittemore                 /s/ John W. Gentry
--------------------------------          -----------------------------------
Stephen R. Whittemore, Director           John W. Gentry, Director

/s/ Charles H. Rouse                      /s/ John A. Lienkaemper
--------------------------------          -----------------------------------
Charles H. Rouse, Director                John A. Lienkaemper, Director

                                                                 Exhibit 10(a)

                            EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 22nd day of May, 2000, and amended on February 12, 2001, by and between Oregon Trail Financial Corp. (the "Company") and Berniel L. Maughan (the "Employee").

     WHEREAS, the Employee serves as the President and Chief Executive Officer of the Company and of the Company's wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank");

     WHEREAS, the board of directors of the Company (the "Board of Directors") believes it is in the best interests of the Company and its subsidiaries for the Company to enter into this Agreement with the Employee in order to assure continuity of management of the Company and its subsidiaries; and

     WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Definitions.

          (a) A "Change in Control" of the Company or the Bank shall be deemed to occur if and when (1) an individual or entity other than the Company purchases shares of the stock of the Company or the Bank pursuant to a tender or exchange offer for such shares; (2) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) is or becomes the beneficial owner, as defined in Section 13d-3 of the Exchange Act, directly or indirectly, of securities of the Company or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Company's or the Bank's then outstanding shares;
(3) the membership of the Board of Directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period; or (4) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation. Whether a Change in Control has occurred shall be decided by the Board of either the Company or the Bank, as applicable, in its reasonable, good faith discretion.

         (b) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the consolidated group of the Company (or its successors) for federal income tax reporting.

          (c) The term "Date of Termination" means the date upon which the Employee's employment with the Company or the Bank or both ceases, as specified in a notice of termination pursuant to Section 8 of this Agreement.

          (d)  The term "Effective Date" means May 22, 2000.

          (e) The term "Involuntary Termination" means the termination of the employment of Employee (i) by either the Company or the Bank or both without his express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Baker City, Oregon, or within 35 miles thereof, except for reasonable travel on Company or Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Bank- or Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the Board of Directors (or a board of directors of a successor of the Company) to elect him as President and Chief Executive Officer of the Company (or a successor of the Company) or any action by the Board of Directors (or a board of directors of a successor of the Company) removing him from any of such offices, or the failure of the board of directors of the Bank (or any successor of the Bank) to elect him as President and Chief Executive Officer of the Bank (or any successor of the Bank) or any action by such board (or board of a successor of the Bank) removing him from any of such offices. The term "Involuntary Termination" does not include Termination for Cause or termination of employment due to death or permanent disability pursuant to Section 7(g) of this Agreement, or suspension or temporary or permanent prohibition from participation in the conduct of the affairs of a depository institution under Section 8 of the Federal Deposit Insurance Act ("FDIA").

          (f) The terms "Termination for Cause" and "Terminated for Cause" mean termination of the employment of the Employee with either the Company or the Bank, as the case may be, because of the Employee's dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (excluding violations which do not have a material adverse affect on the Company or the Bank) or final cease-and-desist order, or (except as provided below) material breach of any provision of this Agreement. No act or failure to act by the Employee shall be considered willful unless the Employee acted, or failed to act, with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Company. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

     2. Term. The term of this Agreement shall be a period of four years commencing on the Effective Date, subject to earlier termination as provided herein. On each anniversary of this Agreement the term shall be extended for a period of one year in addition to the then-remaining term, provided that the Company has not given notice to the Employee in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further, and provided further that the Employee has not received an unsatisfactory performance review by either the Board of Directors or the board of directors of the Bank. Reference herein to the term of this Agreement shall refer to both the initial term and any extended terms.

     3. Employment. The Employee will be employed as the President and Chief Executive Officer of the Company and as the President and Chief Executive Officer of the Bank. As such, the Employee shall render administrative and management services as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors or the board of directors of the Bank may prescribe from time to time. The Employee shall also render services to any subsidiary or subsidiaries of the Company or the Bank as requested by the Company or the Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company and the Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on corporate or charitable boards or committees, and (ii) manage personal investments, so long as such activities do not interfere materially with the performance of his responsibilities hereunder.

     4.  Cash Compensation.

          (a) Salary. The Company agrees to pay the Employee during the term of this Agreement a base salary (the "Company Salary") the annualized amount of which shall be not less than $150,000; provided that any amounts of salary actually paid to the Employee by any Consolidated Subsidiaries shall reduce the amount to be paid by the Company to the Employee. The Company Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Company Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the board of directors of any of the Consolidated Subsidiaries after the Effective Date. The amount of the Company Salary shall be reviewed by the Board at least annually during the term of this Agreement.

          (b) Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Company and the Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors for executive officers of the Company and by the board of directors of the Bank for executive officers of the Bank. In addition, Employee is eligible to earn an annual performance bonus ranging from 30% to 50% of his Company Salary, to be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the annual bonus is awarded, unless the Employee shall elect to defer the receipt of such bonus. The bonus performance criteria applicable solely to Employee and the calculations will be contained in a separate document that will be mutually agreed to by the Employee and the Company, and will be referred to as "Executive Bonus Calculations."

          (c) Signing Bonus. Upon accepting the position of President and Chief Executive Officer and commencing his employment with the Company, Employee shall receive a signing bonus in the amount of $25,000 to be payable at the time of Employee's choosing, prior to March 31, 2001.

          (d) Stock Option Grant. Upon commencing employment with the Company, Employee shall receive a stock option grant of 50,000 shares of Company common stock pursuant to the Company's stock option plan. All options shall have an exercise price equal to the fair market value of the Company's common stock on the date of grant, shall vest over five years in equal annual installments with the first 20% installment vesting on April 8, 2001, shall be intended to qualify as Incentive Stock Options and shall be exercisable for a ten year period, subject to the terms and conditions of the stock option plan.

          (e) Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Company and the Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

          (f) Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Internal Revenue Code of 1986 as amended (the "Code")) from the Company and the Consolidated Subsidiaries for any calendar year exceeds the greater of (i) $1,000,000 or
(ii) the maximum amount of compensation deductible by the Company or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum, compounded annually, to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible. All unpaid deferred amounts shall be paid to the Employee not later than his Date of Termination unless his Date of Termination is on a December 31st, in which case, the unpaid deferred amounts shall be paid to the Employee on the first business day of the next succeeding calendar year. The provisions of this subsection shall survive any termination of the Employee's employment and any termination of this Agreement.

     5.  Benefits.

          (a) Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Company and the Bank generally, in all plans of the Company and the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Company's or the Bank's executive officers are eligible or become eligible to participate.

          (b) Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Company's or the Bank's executive officers, including but not limited to supplemental retirement, incentive compensation, supplemental medical or life insurance plans, club dues, physical examinations, financial planning and tax preparation services. The Company will pay Employee an additional $1,200 per month which Employee will use at his discretion to offset the expenses related to the purchase or lease, insurance, maintenance and upkeep of an automobile as Employee deems appropriate, with this payment continuing through the term of this Agreement.

     6. Vacations; Leave. The Employee shall be entitled to paid vacation of 20 days upon the Effective Date of this Agreement, plus 2.5 days per month to accrue through the term of this Agreement. Employee shall also be entitled to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors may determine in its discretion.

     7.  Termination of Employment.

          (a) Involuntary Termination. If the Employee experiences an Involuntary Termination, such termination of employment shall be subject to the Company's obligations under this Section 7. In the event of the Involuntary Termination of the Employee, subject to Section 7(b) of this Agreement, the Company shall, during the lesser period of the remaining term of this Agreement or three years following the Date of Termination (the "Liquidated Damage Period"), as liquidated damages (i) pay to the Employee monthly one-twelfth of the Company Salary at the annual rate in effect immediately prior to the Date of Termination and one-twelfth of the average annual amount of cash bonus of the Employee, based on the average amounts of such compensation earned by the Employee from the Company and the Bank for the two full fiscal years preceding the Date of Termination (or such lesser period of at least one full fiscal year if Employee has not been an employee for such two year period); and (ii) maintain substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination and on terms substantially as favorable to the Employee including amounts of coverage and deductibles and other costs to him in effect immediately prior to such Involuntary Termination (the "Employee's Health Coverage").

          (b)  Reduction of the Company's Obligations Under  Section 7(a).

               (1) In the event that the Employee becomes entitled to liquidated damages pursuant to Section 7(a), (i) the Company's obligation thereunder with respect to cash damages shall be reduced by the amount of the Employee's cash income, if any, earned from providing personal services during the Liquidated Damage Period; and (ii) the Company's obligation to maintain Health Coverage shall be reduced to the extent, if any, that the Employee receives such benefits, on no less favorable terms, from another employer during the Liquidated Damage Period. For purposes of this Section 7(b), the term "cash income" shall include amounts of salary, wages, bonuses, incentive compensation and fees paid to the Employee in cash but shall not include shares of stock, stock options, stock appreciation rights or other earned income not paid to the Employee in cash. To the extent the provisions of this
Section 7(b)(1) are applicable and an overpayment has been made to the Employee as of the expiration of the Liquidated Damage Period, the Employee shall reimburse the Company in an amount equal to the after tax benefit realized by the Employee from such overpayment (i.e., amount realized net of all federal, state, local, employment and medicare taxes). In making the reimbursement calculation it shall be presumed that the Employee is subject to the highest marginal federal and state income tax rates.

               (2) The Employee agrees that in the event he becomes entitled to liquidated damages pursuant to Section 7(a), throughout the Liquidated Damage Period, he shall promptly inform the Company of the nature and amounts of cash income and the type of health benefits and coverage which he earns or receives from providing personal services, and shall provide such documentation of such cash income and such health benefits and coverage as the Company may request. In the event of changes to such cash income or such health benefits or coverage from time to time, the Employee shall inform the Company of such changes, in each case within five days after the change occurs, and shall provide such documentation concerning the change as the Company may request.

          (c) Change in Control; Cut Back; and Tax Gross Up. In the event that the Employee experiences an Involuntary Termination within the six months preceding, at the time of, or within 24 months following a Change in Control, in addition to the Company's obligations under Section 7(a) of this Agreement, the Company shall pay to the Employee in cash, within 30 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Employee's "base amount" as determined under Section 280G of the Code, less the acceleration and lapse value of options granted to the Employee by the Company that are taken into account in the determination of "parachute payments" under 280G(b)(2) of the Code by virtue of vesting acceleration or deemed vesting acceleration in connection with such Change in Control.

     In the event that any payments or benefits provided or to be provided to the Employee pursuant to this Agreement, in combination with payments or benefits, if any, from other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries, constitute "excess parachute payments" under Section 280G of the Code that are subject to excise tax under
Section 4999 of the Code, the Company shall pay to the Employee in cash an additional amount equal to the amount of the Gross Up Payment (as hereinafter defined). The "Gross Up Payment" shall be the amount needed to ensure that the amount of such payments and the value of such benefits received by the Employee (net of such excise tax and any federal, state and local tax on the Company's payment to him attributable to such excise tax) equals the amount of such payments and value of such benefits as he would receive in the absence of such excise tax and any federal, state and local tax on the Company's payment to him attributable to such excise tax. The Company shall pay the Gross Up Payment within 30 days after the Date of Termination. For purposes of determining the amount of the Gross Up Payment, the value of any non-cash benefits and deferred payments or benefits shall be determined by the Company's independent auditors in accordance with the principles of Section 280G(d)(3) and (4) of the Code. In the event that, after the Gross Up Payment is made, the amount of the excise tax is determined to be less than the amount calculated in the determination of the actual Gross Up Payment made by the Company, the Employee shall repay to the Company, at the time that such reduction in the amount of excise tax is finally determined, the portion of the Gross Up Payment attributable to such reduction, plus interest on the amount of such repayment at the applicable federal rate under Section 1274 of the Code from the date of the Gross Up Payment to the date of the repayment. The amount of the reduction of the Gross Up Payment shall reflect any subsequent reduction in excise taxes resulting from such repayment. In the event that, after the Gross Up Payment is made, the amount of the excise tax is determined to exceed the amount anticipated at the time the Gross Up Payment was made, the Company shall pay to the Employee, in immediately available funds, at the time that such additional amount of excise tax is finally determined, an additional payment ("Additional Gross Up Payment") equal to such additional amount of excise tax and any federal, state and local taxes thereon, plus all interest and penalties, if any, owned by the Employee with respect to such additional amount of excise and other tax. The Company shall have the right to challenge, on the Employee's behalf, any excise tax assessment against him as to which the Employee is entitled to (or would be entitled if such assessment is finally determined to be proper) a Gross Up Payment or Additional Gross Up Payment, provided that all costs and expenses incurred in such a challenge shall be borne by the Company and the Company shall indemnify the Employee and hold him harmless, on an after-tax basis, from any excise or other tax (including interest and penalties with respect thereto) imposed as a result of such payment of costs and expenses by the Company.

          (d) Termination for Cause. In the event of Termination for Cause, the Company shall have no further obligation to the Employee under this Agreement after the Date of Termination other than deferred amounts under
Section 4(f).

          (e)  Voluntary Termination.   The Employee may terminate his
employment voluntarily at any time by a notice pursuant to Section 8 of this Agreement. In the event that the Employee voluntarily terminates his employment other than by reason of any of the actions that constitute Involuntary Termination under Section 1(e)(ii) of this Agreement ("Voluntary Termination"), the Company shall be obligated to the Employee for the amount of his Company Salary and benefits only through the Date of Termination, at the time such payments are due, and the Company shall have no further obligation to the Employee under this Agreement except as provided in Section 4(f).

          (f) Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, (i) the Company Salary which was not previously paid to the Employee through the last day of the calendar month in which Employee's death occurred and, if applicable, the Change in Control payment set forth in the first paragraph of Section 7(c), provided Employee died within 24 months following such change in control; (ii) the amounts of any benefits or awards which, pursuant to the terms of any applicable plan or plans, were earned with respect to the fiscal year in which the Employee died and which the Employee would have been entitled to receive if he had continued to be employed, and the amount of any bonus or incentive compensation for such fiscal year which the Employee would have been entitled to receive if he had continued to be employed, pro-rated in accordance with the portion of the fiscal year prior to his death, provided that such amounts shall be payable when and as ordinarily payable under the applicable plans; and (iii) the unpaid deferred amounts under Section 4(f).

          (g) Permanent Disability. For purposes of this Agreement, the term "permanently disabled" means that the Employee has a mental or physical infirmity which permanently impairs his ability to perform substantially his duties and responsibilities under this Agreement and which results in (i) eligibility of the Employee under the long-term disability plan of the Company or the Bank, if any; or (ii) inability of the Employee to perform substantially his duties and responsibilities under this Agreement for a period of 90 consecutive days. Either the Company or the Bank or both may terminate the employment of the Employee after having established that the Employee is permanently disabled. Notwithstanding such termination, however, the Company shall pay to Employee the remainder of his Company Salary for the remaining term of this Agreement as if this Agreement had not been terminated, offset by any amounts actually paid to Employee as a result of any disability insurance payments from any source.

          (h) Regulatory Action. Notwithstanding any other provisions of this Agreement:

               (1) If the Employee is removed and/or permanently prohibited from participating in the conduct of the affairs of a depository institution by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C.
Section 1818(e)(4) and (g)(1), all obligations of the Company under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected;.

               (2) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations of the Company under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties; and

               (3) All obligations of the Company under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Bank: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee, at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA; or (ii) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

               (4) If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and
(g)(1), the Company's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Company may in its discretion (1) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

               (5) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

     8. Notice of Termination. In the event that the Company or the Bank, or both, desire to terminate the employment of the Employee during the term of this Agreement, the Company or the Bank, or both, shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Company stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Company, stating the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

     9. Attorneys Fees. The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company (or its successors) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Company's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Company or the Bank.

     10.  Restrictive Covenants.

          (a) Non-Disclosure. The Employee acknowledges that he has acquired, and will continue to acquire while employed by the Company and/or any Consolidated Subsidiary, special knowledge of the business, affairs, strategies and plans of the Company and the Consolidated Subsidiaries which has not been disclosed to the public and which constitutes confidential and proprietary business information owned by the Company and the Consolidated Subsidiaries, including but not limited to, information about the customers, customer lists, software, data, formulae, processes, inventions, trade secrets, marketing information and plans, and business strategies of the Company and the Consolidated Subsidiaries, and other information about the products and services offered or developed or planned to be offered or developed by the Company and/or the Consolidated Subsidiaries ("Confidential
Information").   The Employee agrees that, without the prior written consent of the Company, he shall not, during the term of his employment or at any time thereafter, in any manner directly or indirectly disclose any Confidential Information to any person or entity other than the Company and the Consolidated Subsidiaries. Notwithstanding the foregoing, if the Employee is requested or required (including but not limited to by oral questions, interrogatories, requests for information or documents in legal proceeding, subpoena, civil investigative demand or other similar process) to disclose any Confidential Information the Employee shall provide the Company with prompt written notice of any such request or requirement so that the Company and/or a Consolidated Subsidiary may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this Section 10(a). If, in the absence of a protective order or other remedy or the receipt of a waiver from the Company, the Employee is nonetheless legally compelled to disclose Confidential Information to any tribunal or else stand liable for contempt or suffer other censure or penalty, the Employee may, without liability hereunder, disclose to such tribunal only that portion of the Confidential Information which is legally required to be disclosed, provided that the Employee exercise his best efforts to preserve the confidentiality of the Confidential Information, including without limitation by cooperating with the Company and/or a Consolidated Subsidiary to obtain an appropriate protective order or other reliable assurance that confidential treatment will be accorded the Confidential Information by such tribunal. On the Date of Termination, the Employee shall promptly deliver to the Company all copies of documents or other records (including without limitation electronic records) containing any Confidential Information that is in his possession or under his control, and shall retain no written or electronic record of any Confidential Information.

          (b) Non-Compete. Employee agrees that for a period of one year following the termination of this Agreement he shall not personally compete with the Company or the Bank within a distance of 150 miles of the current market areas then being served by the Company or the Bank.

     The provisions of this Section 10 shall survive any termination of the Employee's employment and any termination of this Agreement.

     11.  No Assignments.

          (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Company shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Failure of the Company to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Company in the same amount and on the same terms as provided for an Involuntary Termination under Section 7 hereof. For purposes of implementing the provisions of this Section 11(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     12. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Company at its home office, to the attention of the Board of Directors with a copy to the Secretary of the Company, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Company.

     13. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     14. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     16. Governing Law. This Agreement shall be governed by the laws of the State of Oregon.

     17. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

     18. Equitable and Other Judicial Relief. In the event of an actual or threatened breach by the Employee of any of the provisions of Section 10, following a decision by an arbitrator, the Company shall be entitled to equitable relief in the form of an injunction from a court of competent jurisdiction and such other equitable and legal relief as such court deems appropriate under the circumstances. The parties agree that the Company shall not be required to post any bond in connection with the grant or issuance of an injunction (preliminary, temporary and/or permanent) by a court of competent jurisdiction, and if a bond is nevertheless required, the parties agree that it shall be in a nominal amount. The parties further agree that in the event of a breach by the Employee of any of the provisions of Section 10, the Company will suffer irreparable damage and its remedy at law against the Employee is inadequate to compensate it for such damage.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                               Oregon Trail Financial Corp.



/s/ Zane Lockwood                     /s/ Stephen R. Whittemore
----------------------------          ---------------------------------
Secretary                             By:   Stephen R. Whittemore
                                      Its:    Chairman



                                      Employee

                                      /s/ Berniel L. Maughan
                                      ---------------------------------
                                      Berniel L. Maughan

                                                                Exhibit 10(b)

                           EMPLOYMENT AGREEMENT


     THIS AMENDED EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this first day of April 2000 and amended on February 12, 2001 by and between Oregon Trail Financial Corp. (the "Company") and Zane F. Lockwood (the "Employee").

     WHEREAS, the Employee serves as the Executive Vice President of the Company's wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank");

     WHEREAS, the board of directors of the Company (the "Board of Directors") believes it is in the best interests of the Company and its subsidiaries for the Company to enter into this Agreement with the Employee in order to assure continuity of management of the Company and its subsidiaries; and

     WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Definitions.

          (a) A "Change in Control" of the Company or the Bank shall be deemed to occur if and when (1) an individual or entity other than the Company purchases shares of the stock of the Company or the Bank pursuant to a tender or exchange offer for such shares; (2) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) is or becomes the beneficial owner, as defined in Section 13d-3 of the Exchange Act, directly or indirectly, of securities of the Company or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Company's or the Bank's then outstanding shares;
(3) the membership of the Board of Directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period; or (4) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation. Whether a Change in Control has occurred shall be decided by the Board of either the Company or the Bank, as applicable, in its reasonable, good faith discretion.

          (b) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the consolidated group of the Company (or its successors) for federal income tax reporting.

          (c) The term "Date of Termination" means the date upon which the Employee's employment with the Company or the Bank or both ceases, as specified in a notice of termination pursuant to Section 8 of this Agreement.

          (d)  The term "Effective Date" means April 1, 2000.

          (e) The term "Involuntary Termination" means the termination of the employment of Employee (i) by either the Company or the Bank or both without his express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Baker City, Oregon, or within 35 miles thereof, except for reasonable travel on Company or Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Bank- or Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the Board of Directors (or a board of directors of a successor of the Company) to elect him as Executive Vice President of the Bank (or a successor of the Bank) or any action by the Board of Directors (or a board of directors of the Bank or a successor of the Bank) removing him from such office. The term "Involuntary Termination" does not include Termination for Cause or termination of employment due to death or permanent disability pursuant to Section 7(g) of this Agreement, or suspension or temporary or permanent prohibition from participation in the conduct of the affairs of a depository institution under Section 8 of the Federal Deposit Insurance Act ("FDIA").

          (f) The terms "Termination for Cause" and "Terminated for Cause" mean termination of the employment of the Employee with either the Company or the Bank, as the case may be, because of the Employee's dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (excluding violations which do not have a material adverse affect on the Company or the Bank) or final cease-and-desist order, or (except as provided below) material breach of any provision of this Agreement. No act or failure to act by the Employee shall be considered willful unless the Employee acted, or failed to act, with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Company. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors or the board of directors of the Bank at a meeting of such board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before such board), stating that in the good faith opinion of such board the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

     2. Term. The term of this Agreement shall be a period of twenty (20) months commencing on the Effective Date, subject to earlier termination as provided herein. On June 1, 2001, and each anniversary of that date, the term shall be extended for a period of one year in addition to the then-remaining term, provided that the Company has not given notice to the Employee in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further, and provided further that the Employee has not received an unsatisfactory performance review by either the Board of Directors or the board of directors of the Bank. Reference herein to the term of this Agreement shall refer to both the initial term and any extended terms.

     3. Employment. The Employee will be employed as the Executive Vice President of the Bank. As such, the Employee shall render administrative and management services as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors or the board of directors of the Bank may prescribe from time to time. The Employee shall also render services to the Company, or to any subsidiary or subsidiaries of the Company or the Bank as requested by the Company or the Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company and the Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on corporate or charitable boards or committees, and (ii) manage personal investments, so long as such activities do not interfere materially with the performance of his responsibilities hereunder.

     4.  Cash Compensation.

          (a) Salary. The Company agrees to pay the Employee during the term of this Agreement a base salary (the "Company Salary") the annualized amount of which shall be not less than $96,000; provided that any amounts of salary actually paid to the Employee by any Consolidated Subsidiaries shall reduce the amount to be paid by the Company to the Employee. The Company Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Company Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the board of directors of any of the Consolidated Subsidiaries after the Effective Date. The amount of the Company Salary shall be reviewed by the Board of Directors of the board of directors of the Bank at least annually during the term of this Agreement.

          (b) Bonuses. The Employee shall be entitled to participate in any incentive compensation or other bonus program that the Company may establish and for which his position is eligible. In addition, the Employee may participate in an equitable manner with all other executive officers of the Company and the Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors for executive officers of the Company and by the board of directors of the Bank for executive officers of the Bank.

          (c) Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Company and the Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

          (d) Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Internal Revenue Code of 1986 as amended (the "Code")) from the Company and the Consolidated Subsidiaries for any calendar year exceeds the greater of (i) $1,000,000 or
(ii) the maximum amount of compensation deductible by the Company or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum, compounded annually, to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible. All unpaid deferred amounts shall be paid to the Employee not later than his Date of Termination unless his Date of Termination is on a December 31st, in which case, the unpaid deferred amounts shall be paid to the Employee on the first business day of the next succeeding calendar year. The provisions of this subsection shall survive any termination of the Employee's employment and any termination of this Agreement.

     5.  Benefits.

          (a) Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Company and the Bank generally, in all plans of the Company and the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Company's or the Bank's executive officers are eligible or become eligible to participate.

          (b) Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Company's or the Bank's executive officers, including but not limited to supplemental retirement, incentive compensation, supplemental medical or life insurance plans, club dues, physical examinations, financial planning and tax preparation services.

     6. Vacations; Leave. The Employee shall be entitled to paid vacation in accordance with the vacation program or policy in effect from time to time for the Company's or the Bank's executive officers. The Employee shall also be entitled to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors may determine in its discretion.

     7.  Termination of Employment.

          (a) Involuntary Termination. If the Employee experiences an Involuntary Termination, such termination of employment shall be subject to the Company's obligations under this Section 7. In the event of the Involuntary Termination of the Employee, subject to Section 7(b) of this Agreement, the Company shall, during the lesser period of the remaining term of this Agreement or 18 months following the Date of Termination (the "Liquidated Damage Period"), as liquidated damages (i) pay to the Employee monthly one-twelfth of the Company Salary at the annual rate in effect immediately prior to the Date of Termination; and (ii) maintain substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination and on terms substantially as favorable to the Employee including amounts of coverage and deductibles and other costs to him in effect immediately prior to such Involuntary Termination (the "Employee's Health Coverage").

          (b)  Reduction of the Company's Obligations Under Section 7(a).

               (1) In the event that the Employee becomes entitled to liquidated damages pursuant to Section 7(a), (i) the Company's obligation thereunder with respect to cash damages shall be reduced by the amount of the Employee's cash income, if any, earned from providing personal services during the Liquidated Damage Period from the date of his Involuntary Termination until the date this Agreement would have terminated had the Involuntary Termination not occurred; and (ii) the Company's obligation to maintain Health Coverage shall be reduced to the extent, if any, that the Employee receives such benefits, on no less favorable terms, from another employer during the Liquidated Damage Period. For purposes of this Section 7(b), the term "cash income" shall include amounts of salary, wages, bonuses, incentive compensation and fees paid to the Employee in cash but shall not include shares of stock, stock options, stock appreciation rights or other earned income not paid to the Employee in cash. To the extent the provisions of this
Section 7(b)(1) are applicable and an overpayment has been made to the Employee as of the expiration of the Liquidated Damage Period, the Employee shall reimburse the Company in an amount equal to the after tax benefit realized by the Employee from such overpayment (i.e., amount realized net of all federal, state, local, employment and medicare taxes). In making the reimbursement calculation it shall be presumed that the Employee is subject to the highest marginal federal and state income tax rates.

               (2) The Employee agrees that in the event he becomes entitled to liquidated damages pursuant to Section 7(a), throughout the Liquidated Damage Period, he shall promptly inform the Company of the nature and amounts of cash income and the type of health benefits and coverage which he earns or receives from providing personal services, and shall provide such documentation of such cash income and such health benefits and coverage as the Company may request. In the event of changes to such cash income or such health benefits or coverage from time to time, the Employee shall inform the Company of such changes, in each case within five days after the change occurs, and shall provide such documentation concerning the change as the Company may request.

          (c) Change in Control; Cut Back; and Tax Gross Up. In the event that the Employee experiences an Involuntary Termination within the six months preceding, at the time of, or within 24 months following a Change in Control, in addition to the Company's obligations under Section 7(a) of this Agreement, the Company shall pay to the Employee in cash, within 30 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Employee's "base amount" as determined under Section 280G of the Code, less the acceleration and lapse value of options granted to the Employee by the Company that are taken into account in the determination of "parachute payments" under 280G(b)(2) of the Code by virtue of vesting acceleration or deemed vesting acceleration in connection with such Change in Control.

     In the event that any payments or benefits provided or to be provided to the Employee pursuant to this Agreement, in combination with payments or benefits, if any, from other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries, constitute "excess parachute payments" under Section 280G of the Code that are subject to excise tax under
Section 4999 of the Code, the Company shall pay to the Employee in cash an additional amount equal to the amount of the Gross Up Payment (as hereinafter defined). The "Gross Up Payment" shall be the amount needed to ensure that the amount of such payments and the value of such benefits received by the Employee (net of such excise tax and any federal, state and local tax on the Company's payment to him attributable to such excise tax) equals the amount of such payments and value of such benefits as he would receive in the absence of such excise tax and any federal, state and local tax on the Company's payment to him attributable to such excise tax. The Company shall pay the Gross Up Payment within 30 days after the Date of Termination. For purposes of determining the amount of the Gross Up Payment, the value of any non-cash benefits and deferred payments or benefits shall be determined by the Company's independent auditors in accordance with the principles of Section 280G(d)(3) and (4) of the Code. In the event that, after the Gross Up Payment is made, the amount of the excise tax is determined to be less than the amount calculated in the determination of the actual Gross Up Payment made by the Company, the Employee shall repay to the Company, at the time that such reduction in the amount of excise tax is finally determined, the portion of the Gross Up Payment attributable to such reduction, plus interest on the amount of such repayment at the applicable federal rate under Section 1274 of the Code from the date of the Gross Up Payment to the date of the repayment. The amount of the reduction of the Gross Up Payment shall reflect any subsequent reduction in excise taxes resulting from such repayment. In the event that, after the Gross Up Payment is made, the amount of the excise tax is determined to exceed the amount anticipated at the time the Gross Up Payment was made, the Company shall pay to the Employee, in immediately available funds, at the time that such additional amount of excise tax is finally determined, an additional payment ("Additional Gross Up Payment") equal to such additional amount of excise tax and any federal, state and local taxes thereon, plus all interest and penalties, if any, owned by the Employee with respect to such additional amount of excise and other tax. The Company shall have the right to challenge, on the Employee's behalf, any excise tax assessment against him as to which the Employee is entitled to (or would be entitled if such assessment is finally determined to be proper) a Gross Up Payment or Additional Gross Up Payment, provided that all costs and expenses incurred in such a challenge shall be borne by the Company and the Company shall indemnify the Employee and hold him harmless, on an after-tax basis, from any excise or other tax (including interest and

                                       6
<PAGE

penalties with respect thereto) imposed as a result of such payment of costs and expenses by the Company.

          (d) Termination for Cause. In the event of Termination for Cause, the Company shall have no further obligation to the Employee under this Agreement after the Date of Termination other than deferred amounts under
Section 4(d).

          (e)  Voluntary Termination.   The Employee may terminate his
employment voluntarily at any time by a notice pursuant to Section 8 of this Agreement. In the event that the Employee voluntarily terminates his employment other than by reason of any of the actions that constitute Involuntary Termination under Section 1(e)(ii) of this Agreement ("Voluntary Termination"), the Company shall be obligated to the Employee for the amount of his Company Salary and benefits only through the Date of Termination, at the time such payments are due, and the Company shall have no further obligation to the Employee under this Agreement except as provided in Section 4(d).

          (f) Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, (i) the Company Salary which was not previously paid to the Employee through the last day of the calendar month in which Employee's death occurred and, if applicable, the Change in Control payment set forth in the first paragraph of Section 7(c), provided Employee died within 24 months following such change in control; (ii) the amounts of any benefits or awards which, pursuant to the terms of any applicable plan or plans, were earned with respect to the fiscal year in which the Employee died and which the Employee would have been entitled to receive if he had continued to be employed, and the amount of any bonus or incentive compensation for such fiscal year which the Employee would have been entitled to receive if he had continued to be employed, pro-rated in accordance with the portion of the fiscal year prior to his death, provided that such amounts shall be payable when and as ordinarily payable under the applicable plans; and (iii) the unpaid deferred amounts under Section 4(d).

          (g) Permanent Disability. For purposes of this Agreement, the term "permanently disabled" means that the Employee has a mental or physical infirmity which permanently impairs his ability to perform substantially his duties and responsibilities under this Agreement and which results in (i) eligibility of the Employee under the long-term disability plan of the Company or the Bank, if any; or (ii) inability of the Employee to perform substantially his duties and responsibilities under this Agreement for a period of 90 consecutive days. Either the Company or the Bank or both may terminate the employment of the Employee after having established that the Employee is permanently disabled. Notwithstanding such termination, however, the Company shall pay to Employee the remainder of his Company Salary for the remaining term of this Agreement as if this Agreement had not been terminated, offset by any amounts actually paid to Employee as a result of any disability insurance payments from any source.

          (h) Regulatory Action. Notwithstanding any other provisions of this Agreement:

               (1) If the Employee is removed and/or permanently prohibited from participating in the conduct of the affairs of a depository institution by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C.
Section 1818(e)(4) and (g)(1), all obligations of the Company under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected;

               (2) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations of the Company under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties; and

               (3) All obligations of the Company under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Bank: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee, at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA; or (ii) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

               (4) If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and
(g)(1), the Company's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Company may in its discretion (1) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

               (5) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

     8. Notice of Termination. In the event that the Company or the Bank, or both, desire to terminate the employment of the Employee during the term of this Agreement, the Company or the Bank, or both, shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Company stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary

Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Company, stating the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

     9. Attorneys Fees. The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company (or its successors) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Company's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Company or the Bank.

     10.  Restrictive Covenants.

          (a) Non-Disclosure. The Employee acknowledges that he has acquired, and will continue to acquire while employed by the Company and/or any Consolidated Subsidiary, special knowledge of the business, affairs, strategies and plans of the Company and the Consolidated Subsidiaries which has not been disclosed to the public and which constitutes confidential and proprietary business information owned by the Company and the Consolidated Subsidiaries, including but not limited to, information about the customers, customer lists, software, data, formulae, processes, inventions, trade secrets, marketing information and plans, and business strategies of the Company and the Consolidated Subsidiaries, and other information about the products and services offered or developed or planned to be offered or developed by the Company and/or the Consolidated Subsidiaries ("Confidential
Information").   The Employee agrees that, without the prior written consent of the Company, he shall not, during the term of his employment or at any time thereafter, in any manner directly or indirectly disclose any Confidential Information to any person or entity other than the Company and the Consolidated Subsidiaries. Notwithstanding the foregoing, if the Employee is requested or required (including but not limited to by oral questions, interrogatories, requests for information or documents in legal proceeding, subpoena, civil investigative demand or other similar process) to disclose any Confidential Information the Employee shall provide the Company with prompt written notice of any such request or requirement so that the Company and/or a Consolidated Subsidiary may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this Section 10(a). If, in the absence of a protective order or other remedy or the receipt of a waiver from the Company, the Employee is nonetheless legally compelled to disclose Confidential Information to any tribunal or else stand liable for contempt or suffer other censure or penalty, the Employee may, without liability hereunder, disclose to such tribunal only that portion of the Confidential Information which is legally required to be disclosed, provided that the Employee exercise his best efforts to preserve the confidentiality of the Confidential Information, including without limitation by cooperating with the Company and/or a Consolidated Subsidiary to obtain an appropriate protective order or other reliable assurance that confidential treatment will be accorded the Confidential Information by such tribunal. On the Date of Termination, the Employee shall promptly deliver to the Company all copies of documents or other records (including without limitation electronic records) containing any Confidential Information that is in his possession or under his control, and shall retain no written or electronic record of any Confidential Information.

          (b) Non-Compete. Employee agrees that for a period of one year following the termination of this Agreement he shall not personally compete with the Company or the Bank within a distance of 150 miles of the current market areas then being served by the Company or the Bank.

     The provisions of this Section 10 shall survive any termination of the Employee's employment and any termination of this Agreement.

     11.  No Assignments.

          (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Company shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Failure of the Company to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Company in the same amount and on the same terms as provided for an Involuntary Termination under Section 7 hereof. For purposes of implementing the provisions of this Section 11(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     12. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Company at its home office, to the attention of the Board of Directors with a copy to the Secretary of the Company, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Company.

     13. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     14. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     16. Governing Law. This Agreement shall be governed by the laws of the State of Oregon.

     17. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

     18. Equitable and Other Judicial Relief. In the event of an actual or threatened breach by the Employee of any of the provisions of Section 10, following a decision by an arbitrator, the Company shall be entitled to equitable relief in the form of an injunction from a court of competent jurisdiction and such other equitable and legal relief as such court deems appropriate under the circumstances. The parties agree that the Company shall not be required to post any bond in connection with the grant or issuance of an injunction (preliminary, temporary and/or permanent) by a court of competent jurisdiction, and if a bond is nevertheless required, the parties agree that it shall be in a nominal amount. The parties further agree that in the event of a breach by the Employee of any of the provisions of Section 10, the Company will suffer irreparable damage and its remedy at law against the Employee is inadequate to compensate it for such damage.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                               OREGON TRAIL FINANCIAL CORP.


/s/ Berniel  Maughan                  /s/ Stephen R. Whittemore
-----------------------------         -------------------------------
                                      By:   Stephen R. Whittemore
                                      Its:    Chairman


                                      EMPLOYEE


                                      /s/ Zane F. Lockwood
                                      -------------------------------
                                      Zane F. Lockwood