Form 10-K405
period 2001-03-31
OREGON TRAIL FINANCIAL CORP
filed 2001-06-29
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2001

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      Commission File Number: 0-22953

                     OREGON TRAIL FINANCIAL CORP., INC.
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                  Oregon                                    91-1829481
----------------------------------------------      --------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                           I.D. Number)

   2055 First Street, Baker City, Oregon                      97814
----------------------------------------------      --------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (541) 523-6327
                                                    --------------------------
Securities registered pursuant to Section 12(b)
 of the Act:                                                   None
                                                    --------------------------
Securities registered pursuant to Section 12(g)
 of the Act:                            Common Stock, par value $.01 per share
                                        --------------------------------------
                                                   (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                     ---      ---

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES    X     NO
                                                     ---      ---

     As of June 21, 2001, there were issued and outstanding 3,339,719 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on June 21, 2001 of $14.65, was $46,326,230.

                     DOCUMENTS INCORPORATED BY REFERENCE

       1. Portions of Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III).

                        OREGON TRAIL FINANCIAL CORP.
                       2001 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I..................................................................    1
     Item 1. Business...................................................    1
       General..........................................................    1
       Market Area......................................................    1
       Lending Activities...............................................    1
       Investment Activities............................................   17
       Deposit Activities and Other Sources of Funds....................   19
       Potential Adverse Impact of Changes in Interest Rates............   22
       Regulation.......................................................   23
       Taxation.........................................................   29
       Competition......................................................   30
       Subsidiary Activities............................................   30
       Personnel........................................................   31
     Item 2. Properties.................................................   32
     Item 3. Legal Proceedings..........................................   33
     Item 4. Submission of Matters to a Vote of Security Holders........   33
PART II.................................................................   33
     Item 5. Market for the Registrant's Common Equity and Related
       Shareholder Matters..............................................   33
     Item 6. Selected Financial Data ...................................   34
     Item 7. Management's Discussion and Analysis of Financial
       Condition and Results of Operations .............................   37
       Forward-Looking Statements.......................................   37
       General..........................................................   37
       Comparison of Financial Condition at March 31, 2001 and 2000.....   37
       Comparison of Operating Results for Years Ended March 31, 2001
         and 2000.......................................................   38
       Comparison of Operating Results for Years Ended March 31, 2000
         and 1999.......................................................   39
       Average Balances, Interest and Average Yields/Cost...............   40
       Rate/Volume Analysis.............................................   42
       Market Risk and Asset and Liability Management...................   42
       Liquidity and Capital Resources..................................   44
       Effect of Inflation and Changing Prices..........................   45
     Item 7A. Quantitative and Qualitative Disclosures About Market
       Risk.............................................................   45
     Item 8. Financial Statements and Supplementary Data................   45
     Item 9. Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure..............................   77
PART III................................................................   77
     Item 10. Directors and Executive Officers of the Registrant........   77
     Item 11. Executive Compensation....................................   77
     Item 12. Security Ownership of Certain Beneficial Owners and
       Management.......................................................   77
     Item 13. Certain Relationships and Related Transactions............   77
PART IV.................................................................   78
     Item 14. Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K.........................................................   78

                              PART I
Item 1.  Business
-----------------

General

     Oregon Trail Financial Corp. ("Company"), an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Pioneer Bank, A Federal Savings Bank ("Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At March 31, 2001, the Company had total assets of $388.9 million, total deposits of $253.8 million and shareholders' equity of $57.8 million. All references to the Company herein include the Bank where applicable.

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

     In addition to its lending activities, the Bank invests excess liquidity in short to long term U.S. Government and government agency securities and mortgage-backed and related securities issued by U.S. Government agencies. Investment securities and mortgage-backed and related securities constituted 24.9% of total assets at March 31, 2001. See "-- Investment Activities."

Market Area

     The Bank's primary market area encompasses those regions surrounding its offices in Baker, Grant, Harney, Malheur, Union, Wallowa, Wheeler and Umatilla Counties in Oregon and Payette and Washington Counties in Idaho. The Bank's home office is located in Baker City, Oregon with branches in Ontario, John Day, Burns, Enterprise, La Grande, Island City, Vale, and Pendleton.

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

Lending Activities

     General. The Bank's loan portfolio totaled $250.9 million at March 31, 2001, representing 64.5% of total assets at that date. The Bank concentrates its lending activities within its primary market area. Historically, the Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. To a lesser extent, the Bank makes mortgage loans for the purpose of constructing primarily single-family residences.

     As a result of management's desire to diversify its lending portfolio and satisfy local demand for credit, the Bank has significantly increased its origination of agricultural, indirect dealer and commercial business loans since July 1996. Commercial business and agricultural loans primarily include operating lines of credit and term loans for fixed asset acquisitions.

     The Bank has also been active in the origination of consumer loans, which primarily consist of automobile loans and home equity loans, secured and unsecured and, to a lesser extent, credit card loans, home improvement loans, mobile home loans and loans secured by savings deposits. More recently, the Bank has expanded its purchase of dealer-originated contracts to include those secured by automobiles, motorcycles, all terrain and recreational vehicles, including travel trailers. During the fiscal year ended March 31, 2001, the Bank purchased $879,000 of dealer originated contracts secured by recreational vehicles, campers, boats, snowmobiles, and all-terrain-vehicles.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio
(excluding loans held-for-sale) at the dates indicated. The Bank had no concentration of loans exceeding 10%
of total gross loans other than as presented below.


                                                        At March 31,
               --------------------------------------------------------------------------------------------
                     2001                2000               1999               1998               1997
               -----------------   -----------------  -----------------  -----------------  ---------------
               Amount    Percent   Amount    Percent  Amount    Percent  Amount   Percent   Amount  Percent
               ------    -------   ------    -------  ------    -------  ------   -------   ------  -------
                                                   (Dollars in thousands)
Mortgage Loans:
 One-to-four-
  family...... $137,354   53.97%  $127,589   57.13%  $109,089   58.00%  $100,740   64.65%  $101,792   71.99%
 Multi-family.    2,459    0.97      2,989    1.34      2,810    1.49      1,194    0.77      1,844    1.30
 Commercial...   18,235    7.17     14,808    6.63     13,703    7.29      7,906    5.07      4,768    3.37
 Agricultural.    3,548    1.39      2,420    1.08      2,240    1.19        725    0.47         --      --
 Construction.    1,399    0.55      3,648    1.63      2,825    1.50      1,616    1.04        853    0.60
 Land.........      124    0.05        158    0.07        330    0.17        297    0.19        223    0.16
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total
  mortgage
  loans.......  163,119   64.10    151,612   67.88    130,997   69.64    112,478   72.18    109,480   77.42
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Consumer Loans:
Home equity and
 second
 mortgage.....   15,890    6.24     14,983    6.71     16,262    8.65     19,231   12.34     17,514   12.39
Credit card...    1,093    0.43      1,026    0.46        949    0.50        854    0.55        844    0.60
Automobile(1).   26,501   10.41     21,547    9.65     11,843    6.30      5,719    3.67      2,064    1.46
Loans secured
 by deposit
 accounts.....      528    0.21        452    0.20        416    0.22        648    0.42        731    0.52
Unsecured.....    4,909    1.93      3,414    1.53      2,836    1.50      2,047    1.31      1,611    1.14
Other.........    3,992    1.57      3,190    1.43      2,985    1.59      4,623    2.97      2,627    1.85
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total con-
  sumer loans.   52,913   20.79     44,612   19.98     35,291   18.76     33,122   21.26     25,391   17.96
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Commercial
 business
  loans.......   22,396    8.80     13,853    6.20     12,031    6.40      5,968    3.83      4,066    2.88
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Agricultural
 loans .......   16,054    6.31     13,275    5.94      9,781    5.20      4,254    3.19      2,466    1.74

               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

 Total loans..  254,482  100.00%   223,352  100.00%   188,100  100.00%   155,822  100.00%   141,403  100.00%
                         ======             ======             ======             ======             ======
Less:
Undisbursed
 portion of
 loans in
 process......       --                 --                 --                102                769
Net deferred
 loan fees....    1,487              1,365              1,125              1,035              1,028
Allowance for
 loan losses..    2,098              1,396              1,228                847                725
               --------           --------           --------           --------           --------
 Total loans
 receivable,
 net.......... $250,897           $220,591           $185,747           $153,838           $138,881
               ========           ========           ========           ========           ========
--------------
(1)   Includes dealer-originated automobile contracts of $13.6 million, $17.4 million, and $9.3 million at
      March 31, 2001, 2000 and 1999, respectively.

                                                         3

     One- to- Four Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to- four family residences located in its primary market area. At March 31, 2001, $137.4 million, or 54.0%, of the Bank's total loan portfolio, consisted of such loans, with an average loan balance of $63,000.

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

     At March 31, 2001, $109.2 million, or 42.9%, of the total loans before net items were fixed rate one- to- four family loans and $28.2 million, or 11.1%, were adjustable rate mortgage loans ("ARM loans"). The Bank currently offers an ARM product for its portfolio which adjusts on the anniversary date of the origination based on the one year Treasury constant maturity index.
The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank offers discounted ARM loans where the initial interest rate is up to 2.00
percentage points below the prevailing interest rate.   The Bank, however,
qualifies the borrowers on its ARM loans based on the fully indexed rate. The Bank's current ARM loans do not provide for negative amortization and generally provide for annual and lifetime interest rate adjustment limits of 2.0% and 6.0%, respectively.

     At March 31, 2001, $16.1 million, or 57.1% of the Bank's total ARM loans had interest rates that adjusted annually based on the Eleventh District Cost of Funds Index ("COFI"). The COFI is a lagging index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment. In November 1995, the Bank discontinued using the COFI index and began using the one year Treasury constant maturity index.

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

     Agricultural Lending. Agriculture is a major industry in the Bank's market area. Subject to market conditions, the Bank intends to continue to emphasize agricultural loans. In 1996, the Bank began originating a significant number of loans to finance agricultural needs. This includes collateral secured agricultural loans for the purchase of farmland and equipment. At March 31, 2001, agricultural loans amounted to $19.6 million, or 7.7%, of the total loan portfolio; $3.5 million of these loans were secured by real estate. The Bank has sought to limit its agricultural lending to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural business cycles, reliable cash flow and a willingness to provide the Bank with the necessary financial reporting.

     Agricultural operating loans are made to finance farm operating expenses over the course of a growing season with such loans being typically made in amounts of $500,000 or less. However, the Bank's largest agricultural operating loan had an original commitment of $2.2 million (with $126,000 outstanding at March 31, 2001) which was provided to finance a farming operation that grows mint, grain, and potatoes. This loan was performing in accordance with its terms at March 31, 2001. Agricultural operating loans generally are made as a percentage of the borrower's anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. The variables that effect income during the year are yields and market prices. Consideration is given to projected yields and commodity prices. The interest rate is normally adjusted monthly based on the prime rate as published in The Wall Street Journal, plus a negotiated margin of up to 2%. Because such loans are made to finance annual operations and expenses, they are written on a one-year review and renewable basis. The renewal is dependent upon prior year's performance and the forthcoming year's projections as well as overall financial strength of the borrower. The Bank carefully monitors these loans and prepares monthly variance reports on income and expenses. To meet the seasonal operating needs, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

     In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the expected income stream as well as the value of collateral used to secure the loan. Collateral generally consists of cattle or cash crops produced by the farm, such as grains, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Bank may also collateralize an operating loan with the equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

     The Bank also originates loans to finance the purchase of farm equipment and will continue to pursue this type of lending in the future. Loans to purchase farm equipment are made for terms of up to seven years. In funding this need, the Bank uses both fixed and adjustable rate notes, depending on the maturity requested.

     Agricultural real estate loans primarily are secured by first liens on farmland and improvements thereon located in the Bank's market area, to service the needs of the Bank's existing customers. The largest such loan totalled $917,000 at March 31, 2001. Loans are generally written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from 10 to 20 years. Such loans have interest rates that generally adjust at least every five years based upon the current five year Treasury Constant or the Wall Street Journal prime, plus a negotiated margin. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower's past performance with the Bank and/or market area.

     Payments on an agricultural real estate loan depend, to a large degree, on the results of operation of the related entity. The repayment is also subject to both economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. Such loans are not made to start up businesses but are generally reserved for profitable operators with substantial equity and proven history. At March 31, 2001, agricultural real estate loans totalled $3.5 million, or 1.4%, of the loan portfolio.

     Among the greatest and more common risks to agricultural lending can be weather conditions and disease. This risk can be mitigated through multi-peril crop insurance. Water reservoir supplies in the Bank's market area are down 30% to 70% compared to historical averages. The lack of water has the potential to decrease yields and increase energy costs for the Bank's borrowers. Commodity prices also present a risk which may be reduced by the use of set price contracts. Required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies.

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

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the borrower may be required to fund the cost overruns or the Bank may advance funds beyond the amount originally committed to permit completion of the development. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At March 31, 2001, construction loans amounted to $1.4 million, or 0.6%, of the loan portfolio.

     Multi-Family and Commercial Real Estate Lending. The multi-family residential loan portfolio consists primarily of loans secured by apartment buildings and the commercial real estate loan portfolio includes loans to finance the construction or acquisition of small office buildings, retail stores and car dealerships. The largest such loan totalled $441,000 at March 31, 2001. At March 31, 2001, the Bank had $2.5 million of multi-family residential and $18.2 million of commercial real estate loans, all of which amounted to 1.0% and 7.2%, respectively, of the total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. Such loans generally are granted on 15 to 20 year terms on an adjustable rate with established floors. On fixed rate loans, terms generally do not exceed ten years.

     Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize risk, the Bank generally obtains personal guarantees and annual financial statements of the principals of the partnership or corporation. The Bank reviews all significant commercial real estate loans on an annual basis to ensure that the loan meets current underwriting standards. In addition, the Bank underwrites commercial real estate loans at a rate of interest significantly above that carried on the loan at the time of origination to evaluate the borrower's ability to meet principal and interest payments on the loan in the event of upward adjustments to the interest rate on the loan.

     Consumer and Other Lending. The Bank originates a variety of consumer loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2001, the Bank's consumer loans totaled approximately $52.9 million, or 20.8%, of the Bank's total loans. The Bank's consumer loans consist primarily of home improvement and equity loans, automobile loans, boat and recreational vehicle loans, unsecured loans, credit card loans and deposit account loans.

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

     The Bank offers open-ended "preferred" lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines is two to three percentage points above this prime lending rate. In both cases, the rate adjusts monthly. The majority of the approved lines of credit at March 31, 2001 were equal to or less than $25,000. The Bank requires repayment of at least 2% of the unpaid principal balance monthly. At March 31, 2001, approved lines of credit totaled $17.9 million, of which $8.1 million was outstanding.

     The Bank offers closed-end, fixed-rate home equity loans that are made on the security of primary residences. Loans normally do not exceed 80% of the appraised or tax assessed value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years requiring monthly payments of principal and interest. At March 31, 2001, fixed rate home equity loans and second mortgage loans amounted to $11.3 million, or 4.5%, of total loans.

     At March 31, 2001, the Bank's automobile loan portfolio amounted to $26.5 million, or 50.1%, of consumer loans and 10.4% of total loans at such date. Since January 1997, a substantial portion of the Bank's automobile loans have been originated indirectly by a network of approximately 28 automobile dealers, most located in the Bank's market area and adjacent markets in Oregon and Idaho. Indirect automobile loans accounted for approximately 13.1% of the Bank's total consumer loan originations during the year ended March 31, 2001. The applications for such loans are taken by employees of the dealer, the loans are written on the dealer's contract pursuant to the Bank's underwriting standards using the dealer's loan documents with terms substantially similar to the Bank's. All indirect loans must be approved by specific loan officers of the Bank who have experience with this type of lending. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

     The maximum term for the Bank's automobile loans is 72 months with the amount financed based upon a percent of purchase price. The Bank generally requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee.

     At March 31, 2001, unsecured consumer loans amounted to $4.9 million, or 1.9%, of total loans. These loans are made for a maximum of 36 months or less with fixed rates of interest and are offered primarily to existing customers of the Bank.

     Since December 1992, the Bank has offered credit card loans through its participation as a VISA card issuer. The Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 7%, and the Bank is permitted to change the interest rate quarterly. Processing of bills and payments is contracted to an outside servicer. At March 31, 2001, the Bank had a commitment to fund an aggregate of $6.7 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $1.1 million of credit card loans outstanding, representing 0.4% of its total loan portfolio. The Bank intends to continue credit card lending and estimates that at current levels of credit card loans, it makes a small monthly profit net of service expenses and write-offs.

     Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 2001, the Bank had $10,000 in consumer loans accounted for on a nonaccrual basis.

     Commercial Business Lending. The Bank originates commercial business loans to small and medium sized businesses in its primary market area. Commercial business loans are generally made to finance fixed asset acquisitions, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Generally, loans to finance short-term working capital are made for one year or less with interest rates adjusted monthly at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin of up to 3%. Loans to finance the purchase of equipment are made for terms generally seven years or less at either a fixed or adjustable rate. At March 31, 2001, the commercial business loans amounted to $22.4 million, or 8.8%, of the total loan portfolio.

     At March 31, 2001, the largest outstanding commercial business loan was a $1.2 million operating line of credit to a manufacturing company with a balance of $1.0 million. Such loan was performing according to its terms at March 31, 2001.

     The Bank is an approved Small Business Administration ("SBA") lender and at March 31, 2001, had three SBA loans that totalled $412,000. The Bank also entered into an agreement with the Oregon Economic Development Department in October 1999 to provide loan guarantees on small business loans. As of March 31, 2001, no loans had been made under this program. The Bank intends to continue to originate loans to local businesses within its primary market area using these programs.

     The Bank generally underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value. The Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. Generally, for loans with maturities exceeding two years and balances exceeding $250,000, the Bank requires that borrowers and guarantors provide updated financial information at least annually.

      The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of seven years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of between six months and one year.

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

     Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 2001, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                       After    After
                                       One Year 3 Years
                             Within    Through  Through    Over
                             One Year  3 Years  5 Years  Five Years   Total
                             --------  -------  -------  ----------   -----
                                           (Dollars in thousands)
Mortgage loans:
 One- to- four family....... $    27   $   554  $ 1,058   $135,715   $137,354
 Multi-family...............      --       389       50      2,020      2,459
 Commercial.................   1,427       474    1,199     15,135     18,235
 Agricultural...............      --        34       51      3,463      3,548
 Construction...............      --        --       --      1,399      1,399
 Land.......................      --        21       43         60        124

Consumer loans:
 Home equity and second
  mortgage..................     134       939      988     13,829     15,890
 Automobile.................     171     4,166   15,384      6,780     26,501
 Credit card................      24        74      109        886      1,093
 Loans secured by deposit
  accounts..................     360       139       15         14        528
 Unsecured..................     508       184      342      3,875      4,909
 Other......................      35       381      931      2,645      3,992

Commercial business loans...   7,864     2,869    3,998      7,665     22,396
Agricultural loans .........  10,078     1,540    2,561      1,875     16,054
                             -------   -------  -------   --------   --------
     Total.................. $20,628   $11,764  $26,729   $195,361   $254,482
                             =======   =======  =======   ========   ========

     The following table sets forth the dollar amount of all loans due after March 31, 2002, which have fixed interest rates and have floating or adjustable interest rates.

                                Fixed         Floating or
                                Rates      Adjustable Rates
                                -----      ----------------
                                      (In thousands)
Mortgage loans:
One- to- four family......... $109,767          $27,560
Multi-family.................      614            1,845
Commercial...................    4,521           12,287
Agricultural.................       34            3,514

                     (table continues on following page)

                                Fixed         Floating or
                                Rates      Adjustable Rates
                                -----      ----------------
                                      (In thousands)

Construction.................      778              621
Land.........................      124               --
Consumer loans:
 Home equity and second
  mortgage...................    3,697           12,059
 Automobile..................   26,330               --
 Credit card.................       --            1,069
 Loans secured by deposit
  accounts...................      168               --
 Unsecured ..................       22            4,379
 Other.......................    3,926               31

Commercial business loans....    8,376            6,156
Agricultural loans ..........    3,627            2,349
                              --------          -------
    Total.................... $161,984          $71,870
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

     Mortgage loan applications are initiated, underwritten and preliminarily approved by loan officers before they are recommended for final review and approval. Individual lending limits and credit approval limits are established for branch and loan center personnel up to $200,000. Commercial lenders' and administrative credit approval limits are established up to $750,000 depending on position and lending knowledge. Loans to borrowers with an aggregate borrowing relationship over $750,000 and up to $1.5 million requires approval of either the President or Executive Vice President. Loans to borrowers with an aggregate borrowing relationship in excess of $1.5 million and up to $2.5 million require the approval of the President and Executive Vice President. Loans to borrowers with an aggregate borrowing relationship exceeding $2.5 million require approval by the President, Executive Vice President and two board members.

     Loan Originations, Sales and Purchases. Historically, the Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. In recent periods, the Bank has increased its origination of consumer, commercial business and agricultural loans.

     During the year ended March 31, 2001, the Bank did not sell a material
amount of its loans.   At March 31, 2001, the Bank was not servicing any loans
for investors.

    The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                                 Year Ended March 31,
                                         ----------------------------------
                                         2001           2000           1999
                                         ----           ----           ----
                                                   (In thousands)

Loans originated:
 Mortgage loans:
  One- to- four family............... $  22,301       $ 30,112      $ 38,178
  Multi-family.......................        --          1,575         1,736
  Commercial.........................     4,543          3,101         4,371
  Construction.......................     1,092          6,697         6,713
  Land...............................        11             26           155
 Consumer............................    14,170         13,293        11,611
 Commercial business loans ..........    28,778         18,076        20,096
 Agricultural loans..................    32,888         28,519        25,800
                                        -------       --------      --------
    Total loans originated ..........   103,783        101,399       108,660

Loans purchased:
 Dealer-originated automobile
   contracts.........................    14,499         14,533         7,338
 Commercial real estate..............     5,275             --           366
                                        -------       --------      --------
     Total loans purchased...........    19,774         14,533         7,693

Loan principal repayments............    93,251         81,088        84,444
                                        -------       --------      --------
Net increase in loans receivable,
  net................................   $30,306       $ 34,844      $ 31,909
                                        =======       ========      ========

     Loan Commitments. The Bank issues commitments for loans and lines of credit conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval, depending on the type of transaction. At March 31, 2001, the Bank had loan commitments of $36.5 million. See Note 17 of Notes to Consolidated Financial Statements.

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modification, late payments and for miscellaneous service related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a minimum fee or as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are acreted and amortized in the same manner. The Bank recognized $71,000, $107,000 and $248,000 of deferred loan fees during the years ended March 31, 2001, 2000 and 1999, respectively, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. Generally, the borrowers are allowed to pay up to the 15th day following the due date before the Bank initiates collection procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made 16 days after the due date. In most cases, delinquencies are cured promptly. If a delinquency continues, additional contact is made. The Bank prefers to work with borrowers to resolve such problems, however, after the 90th day of delinquency, foreclosure or other action is taken in an effort to minimize any potential loss to the Bank.

     When loans are contractually 90 days or more delinquent, they are placed on nonaccrual status. Payments to such nonaccrual loans are applied to principal when collection of the loan principal is doubtful. Loans are reinstated to accrual status when current and collectibility of principal and interest is no longer doubtful.

     The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans at the dates indicated.

                                              At March 31,
                               ---------------------------------------------
                               2001      2000      1999      1998       1997
                               ----      ----      ----      ----       ----
                                           (Dollars in thousands)
Loans accounted for on a
nonaccrual basis:
 Mortgage loans:
  One- to- four family.....   $  --     $ 131      $ 133     $ 258      $ 167
  Nonresidential property..      45        --         --        --         --
  Consumer loans...........      10        24          5        17         23
                              -----     -----      -----     -----      -----
      Total................      55       155        138       275        190

Total of nonaccrual loans .      55       155        138       275        190

Foreclosed real estate.....      41        --         37        --         --

Other repossessed assets...      22         8         --       313         10
                              -----     -----      -----     -----      -----
   Total nonperforming
     assets................   $ 118     $ 163      $ 175     $ 588      $ 200
                              =====     =====      =====     =====      =====
Nonaccrual loans
 as a percentage of
 loans receivable, net.....    0.02%     0.07%      0.07%     0.18%      0.14%

Nonaccrual loans
 as a percentage of
 total assets..............    0.01%     0.04%      0.04%     0.10%      0.09%

Nonperforming assets
 as a percentage of
 total assets..............    0.03%     0.04%      0.06%     0.22%      0.10%

Loans receivable, net......$250,897  $220,591   $185,747  $153,838   $138,881

Total assets...............$388,881  $370,612   $313,473  $263,224   $204,213

     An additional $3,000 of interest income would have been recorded for the year ended March 31, 2001, had nonaccruing loans been current in accordance with their original terms.

     Real Estate Acquired in Settlement of Loans. See Note 1 of Notes to Consolidated Financial Statements regarding the Bank's accounting for foreclosed real estate. At March 31, 2001, the Bank had foreclosed real estate consisting of one home for $41,000.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: substandard, other loans especially mentioned, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Other loans especially mentioned have potential weaknesses that deserve management's close attention. Loans in this classification have a plan that is approved by the borrower and the Bank that will return the credit to a pass classification. Loans in this category are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "watch" and monitored by the Bank.

     The aggregate amounts of the Bank's classified and watch assets, and of the Bank's general and specific loss allowances at the dates indicated, were as follows:

                                                   At March 31,
                                        ---------------------------------
                                        2001          2000           1999
                                        ----          ----           ----
                                                 (In thousands)

Loss................................   $   --         $   --        $    10
Doubtful............................       --             --              7
Substandard assets..................    1,154          1,656            671
Other loans especially mentioned....    1,607             --             --
Watch...............................    9,426          8,545          8,438

General loss allowances.............    2,098          1,396          1,218
Specific loss allowances............       --             --             10

     At March 31, 2001, substandard assets consisted of five one- to- four family mortgage loans of $359,000, seven consumer/dealer loans of $55,000 and 13 commercial/agricultural loans (six borrowers) of $740,000.

     At March 31, 2001, other loans especially mentioned consisted of 12 commercial/agricultural loans (four borrowers) of $1.6 million.

     At March 31, 2001, watch assets consisted of seven one- to- four family mortgage loans of $333,000, 13 consumer/dealer loans of $134,000 and 53 commercial/agricultural loans (29 borrowers) of $9.0 million.

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

     At March 31, 2001, the Bank had an allowance for loan losses of $2.1 million, which management believes is adequate to absorb losses inherent in the portfolio. Although management is confident that the basis for making the allowance is sound, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                                  Nine Months
                                                                      Ended
                                        Year Ended March 31,        March 31,
                                --------------------------------    ---------
                                2001     2000      1999     1998      1997
                                ----     ----      ----     ----      ----

(Dollars in thousands)

Allowance at beginning
 of period..................  $1,396   $1,228    $  847    $  725    $  541
                              ------   ------    ------    ------    ------
Provision for loan losses...     794      178       483       138       216
Recoveries:
 Mortgage loans:
  One- to- four family......       1       23        --         4        --
 Consumer loans:
  Credit card...............       5        7         9         4         4
  Other.....................      13        2         4        25         3
                              ------   ------    ------    ------    ------
   Total recoveries.........      19       32        13        33         7
                              ------   ------    ------    ------    ------
Charge-offs:
 Mortgage loans:
  One- to- four family......      --       --         4         5         5
 Consumer loans:
  Credit card...............      99       37        82        36        26
  Automobile................      11        1        15         8        --
  Unsecured.................       1       --        --        --        --
  Other.....................      --        4        14        --         8
                              ------   ------    ------    ------    ------
   Total charge-offs........     111       42       115        49        39
                              ------   ------    ------    ------    ------
   Net charge-offs..........      92       10       102        16       (32)
                              ------   ------    ------    ------    ------
    Allowance at end of
      period................  $2,098   $1,396    $1,228    $  847    $  725
                              ======   ======    ======    ======    ======
Allowance for loan losses
 as a percentage of total
 loans outstanding at the
 end of the period..........    0.82%    0.63%     0.66%    0.55%       0.52%

Net charge-offs as a
 percentage of average
 loans outstanding
 during the period..........    0.04%      --%     0.06%    0.01%       0.03%

Allowance for loan losses
 as a percentage of non-
 performing loans at end
 of period.................. 3814.55%  900.65%   889.86%  308.07%     381.58%

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

                                                            At March 31,
                        -----------------------------------------------------------------------------------
                               2001            2000             1999             1998            1997
                        ---------------- ---------------- ---------------- ----------------- --------------
                                 Percent          Percent          Percent          Percent         Percent
                                 of               of               of               of              of
                                 Loans in         Loans in         Loans in         Loans in        Loans in
                                 Category         Category         Category         Category        Category
                                 to               to               to               to              to
                                 Total            Total            Total            Total           Total
                        Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount  Loans
                        ------   -----   ------   -----   ------   -----   ------   -----   ------  -----
                                                       (Dollars in thousands)
Mortgage loans:
 One- to- four family...$  352   54.82%  $  338   24.21%  $  381   31.03%   $329    66.65%   $357   74.05%
Non-mortgage loans......   625   20.04      355   25.43      265   21.58     236    20.29     173   16.84
Commercial business and
 real estate............   494   18.15      360   25.79      300   24.43     164     8.90     105    6.25
Agricultural loans......   331    6.35      314   22.49      250   20.36      87     3.19      61    1.74
 Credit cards...........    76    0.43       26    1.86       29    2.36      26     0.55      24    0.60
 Loans secured by deposit
  accounts..............     5    0.21        3    0.22        3    0.24       5     0.42       5    0.52
 Unallocated............   215      --       --      --       --      --      --       --      --      --
                        ------  ------   ------  ------   ------  ------    ----   ------    ----  ------
    Total allowance
      for loan losses...$2,098  100.00%  $1,396  100.00%  $1,228  100.00%   $847   100.00%   $725  100.00%
                        ======  ======   ======  ======   ======  ======    ====   ======    ====  ======

                                                                 16

Investment Activities

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is required to maintain an investment in FHLB stock. The Bank is also required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" included in Item 7 of this Form 10-K.

     Although the Bank generally purchases investment securities with excess liquidity, during the years ended March 31, 2001 and March 31, 2000, the Bank engaged in a leveraging strategy using funds borrowed from the Federal Home Loan Bank to purchase investment securities. Total purchases amounted to $17.0 million and $34.9 million in the years ended March 31, 2001 and 2000, respectively, including $7.0 million in trust preferred securities and $10.0 million in collateralized mortgage obligations. Purchases were funded by selling investment securities totaling $37.8 million for the year ended March 31, 2001. Purchases for the year ended March 31, 2000 were funded by borrowing an additional $26.5 million. The Bank's investment securities purchases have generally been limited to U.S. Government and government agency securities with contractual maturities of between one and ten years and mortgage-backed and related securities issued by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") with maturities of up to 30 years. During the year ended March 31, 1999, the Bank began purchasing AAA rated municipal bonds of various local Oregon governmental units with maturities ranging from 10 to 19 years. Such municipal bonds totalled $10.1 million at March 31, 2001.

     At March 31, 2001, the Bank held securities classified as available-for-sale under SFAS 115. There were no trading securities at March 31, 2001. See Note 2 of Notes to Consolidated Financial Statements. Trading of investment securities is not part of the Bank's operating strategy.

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

     At March 31, 2001, the following individual investment (excluding U.S. government bonds) had an aggregate book value in excess of 10% of the Company's shareholders' equity at that date:

                        Type of             Carrying     Book       Market
 Issuer                 Security             Amount      Value      Value
 ------                 --------             ------      -----      -----
                                         (In thousands)

Residential Funding   Collateralized        $9,454      $9,445     $9,454
 2001-S1 A1           Mortgage Obligation


     The following table sets forth the amortized cost and fair value of the Bank's debt and mortgage-backed and related securities, by accounting classification and by type of security, at the dates indicated.

                                                                        At March 31,
                                                ------------------------------------------------------------
                                                       2001               2000                  1999
                                                ------------------- ------------------- --------------------
                                                Carrying Percent of Carrying Percent of Carrying  Percent of
                                                Value(1)   Total    Value(1)    Total    Value(1)    Total
                                                -------    -----    --------    -----    --------    -----
                                                                  (Dollars in thousands)
Held to Maturity:
  Mortgage-backed and related securities......  $    --       --%   $     --       --%   $  9,338     8.67%
Total held to maturity securities.............       --       --          --       --       9,338     8.67

Available for Sale:
U.S. Government agency obligations............   26,914    27.77      37,436    30.70      37,965    35.26
Mortgage-backed and related securities .......   70,010    72.23      84,615    69.30      60,371    56.07
Other.........................................       --       --          --       --          --       --
                                                -------   ------    --------   ------    --------   ------
  Total available for sale securities.........   96,924   100.00     122,051   100.00      98,336    91.33
                                                -------   ------    --------   ------    --------   ------

Total.........................................  $96,924   100.00%   $122,051   100.00%   $107,674   100.00%
                                                =======   ======    ========   ======    ========   ======
--------------
(1)  The market value of the Bank's investment portfolio amounted to $96.9 million,  $122.1 million and
     $107.8 million  at March 31, 2001, 2000 and 1999, respectively.  At March 31, 2001, the amortized cost of the principal components of the Bank's investment securities portfolio was as follows: U.S.
     Government securities, $26.9 million; mortgage-backed and related securities, $68.7 million.



     The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed and related securities in the Bank's investment securities portfolio at March 31, 2001.

                                   Less Than        One to           Five to         Over Ten
                                   One Year       Five Years        Ten Years         Years
                                -------------    -------------    -------------    -------------
                                Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield    Total
                                ------  -----    ------  -----    ------  -----    ------  -----    -----
                                                            (Dollars in thousands)

Available for Sale:
 U.S. Government agency
   obligations................ $  --      --%    $  --     --%    $ 5,272  6.76%   $21,642  6.18%  $ 26,914
 Mortgage-backed
  and related securities......    --      --        89   6.53          54  9.44     69,864  7.15     70,010
                               -----             -----            -------          -------         --------
     Total available for
       sale securities........ $  --             $  89            $ 5,326          $91,506         $ 96,924
                               =====             =====            =======          =======         ========

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

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at March 31, 2001.

Weighted
Average                                                             Percentage
Interest                                                   Minimum   of Total
 Rate  Term          Category                     Amount   Balance   Deposits
 ----  ----          --------                     ------   -------   --------
                                         (In thousands except minimum balance)

N/A    N/A           Non-interest-bearing        $ 19,678  $    10     7.75%
1.25   N/A           NOW accounts                  35,972       10    14.17
3.70   N/A           Money market accounts         53,983    1,000    21.27
2.33   N/A           Statement savings accounts    16,251        5     6.40

       Certificates of Deposit
       -----------------------
5.87  3 to 5 years   Fixed-term, fixed-rate        16,881    1,000     6.65
5.11  91 day         Fixed-term, fixed-rate         2,808    1,000     1.11
5.65  182 day        Fixed-term, fixed-rate        10,450    1,000     4.12
6.44  1 year         Fixed-term, variable-rate     59,280    1,000    23.36
5.90  2-1/2 year     Fixed-term, variable-rate      7,457    1,000     2.94
6.13  5 year         Fixed-term, variable-rate      3,582    1,000     1.41
4.25  18 month       Fixed-term, adjustable- rate   1,406        5     0.55

                    (table continues on following page)

Weighted
Average                                                             Percentage
Interest                                                   Minimum   of Total
 Rate  Term          Category                     Amount   Balance   Deposits
 ----  ----          --------                     ------   -------   --------
                                         (In thousands except minimum balance)

6.00  20 month       Fixed-term, adjustable-rate    9,687    1,000     3.82
5.75  6 year         Fixed-term, adjustable-rate      689       --     0.27
5.90  Varies         Various term, fixed-rate       2,418    1,000     0.95
6.46  Varies         Jumbo certificates            13,235   96,000     5.23
                                                 --------            ------
                        TOTAL                    $253,777            100.00%
                                                 ========            ======

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2001. Jumbo certificates of deposit generally have principal amounts of $96,000 or more and have negotiable interest rates.

                                      Certificates
Maturity Period                       of Deposits
---------------                       -----------
                                     (In thousands)

Three months or less.................   $ 4,804
Over three through six months........     1,673
Over six through twelve months.......     4,654
Over twelve months...................     2,104
                                        -------
    Total............................   $13,235
                                        =======

     Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                                    At March 31,
                              ------------------------------------------------------------------------------
                                         2001                          2000                      1999
                              ---------------------------   ----------------------------    ----------------
                                       Percent                        Percent                        Percent
                                         of     Increase                of     Increase                 of
                              Amount   Total   (Decrease)   Amount    Total   (Decrease)     Amount   Total
                              ------   -----   ----------   ------    ------  ----------     ------   -----
                                                                (Dollars in thousands)

Non-interest-bearing.......$  19,678    7.75%   $  4,717   $ 14,961    6.29%    $ 3,367    $ 11,594    5.81%
NOW checking...............   35,972   14.17        (786)    36,758   15.46          82      36,676   18.38
Statement savings
 accounts..................   16,251    6.40      (3,174)    19,425    8.17      (1,658)     21,083   10.56
Money market deposit.......   53,983   21.27       3,881     50,102   21.07      19,616      30,486   15.27
Fixed-rate certificates
 which mature:
  Within 1 year............   94,504   37.24       3,571     90,932   38.25      20,399      70,533   35.34
  After 1 year, but
   within 3 years..........   25,368   10.00       6,757     18,611    7.83      (6,123)     24,734   12.39
  After 3 years, but
   within 5 years..........    6,691    2.64       1,164      5,528    2.33       3,094       2,434    1.22
  Certificates maturing
   thereafter..............    1,330    0.53         (88)     1,418    0.60        (631)      2,049    1.03
                            --------  ------     -------   --------  ------     -------    --------  ------
     Total................. $253,777  100.00%    $16,042   $237,735  100.00%    $38,146    $199,589  100.00%
                            ========  ======     =======   ========  ======     =======    ========  ======

     Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                            At March 31,
                                  ------------------------------------
                                     2001          2000         1999
                                     ----          ----         ----
                                            (In thousands)

2.00 - 3.99%..................... $     --      $    --       $     --
4.00 - 4.99%.....................    9,933        10,028        42,960
5.00 - 5.99%.....................   38,223        81,566        49,460
6.00 - 6.99%.....................   62,822        23,702         6,490
7.00% and over...................   16,915         1,193           840
                                  --------      --------      --------
Total............................ $127,893      $116,489      $ 99,750
                                  ========      ========       =======

     Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.

                                           Year Ended March 31,
                                  ------------------------------------
                                     2001          2000         1999
                                     ----          ----         ----
                                            (In thousands)

Beginning balance................ $237,735      $199,589      $192,735
                                  --------      --------      --------
Net (withdrawals) deposits
  before interest credited.......    5,752        29,645          (366)
Interest credited................   10,290         8,501         7,221
                                  --------      --------      --------
Net increase in deposits.........   16,042        38,146         6,855
                                  --------      --------      --------
Ending balance................... $253,777      $237,735      $199,589
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

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                      At or For the
                                                 Year Ended  March 31,
                                             ------------------------------
                                             2001         2000         1999
                                             ----         ----         ----
                                                 (Dollars in thousands)

Maximum amount of borrowings outstanding
  at any month end:
 FHLB advances............................$  87,300    $  70,750    $  50,250

Approximate average borrowings outstanding
  with respect to:
   Securities sold under agreements
    to repurchase.........................       --           67           --
   FHLB advances..........................   75,871       60,418       17,108

Approximate weighted average rate paid on:
 Securities sold under agreements
    to repurchase.........................       --%        5.97%          --%
 FHLB advances............................    6.34         5.37         5.03

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

     The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate
scenarios.   NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. At March 31, 2001, there was a $14.7 million, or 28.9%, decrease in the Bank's NPV as a percent of the present value of assets, assuming a 200 basis point increase in interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS -- Asset and Liability Management and Interest Rate Risk" for a discussion of the NPV methods of analyzing interest rate risk and for an illustration of the effect of an increase in interest rates on the Bank's earnings.

     Consequently, the Bank's net interest income could be adversely affected during periods of rising interest rates. Further increases in market rates of interest could have a material adverse effect on the Bank's net interest income. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset and Liability Management and Interest Rate Risk." Furthermore, there has been increased scrutiny by the regulatory agencies as to financial institutions levels of interest rate risk and Pioneer Bank has been examined by the OTS since it increased its review of this area, with a "satisfactory" rating.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2001 was $49,000.

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

     The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $4.7 million at March 31, 2001.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about
1.96 basis points for each $100 in domestic deposits for both BIF and SAIF members. These assessments, which are revised quarterly based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

     At March 31, 2001, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2001, the Bank met the test and its QTL percentage was 83.5%.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2001, the Bank had tangible capital of $48.5 million, or 12.5% of adjusted total assets, which is approximately $42.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At March 31, 2001, the Bank had $107,000 in intangible assets.

     The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2001, the Bank had core capital equal to $48.5 million, or 12.5% of adjusted total assets, which is $36.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

     On March 31, 2001, the Bank had total risk-based capital of approximately $50.6 million, including $48.5 million in core capital and $2.1 million in qualifying supplementary capital, and risk-weighted assets of $227.5 million, or total capital of 22.3% of risk-weighted assets. This amount was $32.4 million above the 8% requirement in effect on that date.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2001, the Bank's limit on loans to one borrower was $7.4 million. At March 31, 2001, the Bank's largest aggregate loans to one borrower was $4.3 million, which was performing according to its original terms.

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

Competition

     The Bank faces strong competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, other thrifts operating in its market area. As of March 31, 2001, there were 12 commercial banks, credit unions, and other thrifts operating in the Bank's primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities

     The Bank has two subsidiaries, Pioneer Development Corporation ("PDC") and Pioneer Bank Investment Corporation ("PBIC"). PDC's primary interest was to purchase land sale contracts until March 31, 1998. Currently, its primary interest is in servicing those contracts. PBIC's primary interest is to hold the Bank's non-conforming assets. At March 31, 2001, the Bank's equity investment in PDC and PBIC was $2.1 million and $178,000, respectively.

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its subsidiaries did not exceed these limits at March 31, 2001.

Personnel

     As of March 31, 2001, the Bank had 122 full-time and two part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                Age(1)   Position
----                ------   --------

Berniel L. Maughan   58      President and Chief Executive Officer

Zane F. Lockwood     46      Executive Vice President

Jonathan McCreary    33      Chief Financial Officer

----------
(1)  At March 31, 2001.

     Berniel L. Maughan has served as President and Chief Executive Officer of the Company and the Bank since May 25, 2000. Mr. Maughan previously served with U.S. Bank, Utah being appointed President and Chief Executive Officer in February 1997, serving the bank until January 1999. Prior to that, Mr. Maughan served in the capacity of Senior Vice President and Regional Manager, and Executive Vice President with U.S. Bank, Oregon from January 1996 to February 1997. Prior to that, he served as Executive Vice President and Manager of the Retail Division of West One Bank, Oregon from November 1993 through December 1995; and as Senior Vice President and Regional Manager, West One Bank, Idaho from August 1986 through November 1993. Mr. Maughan has 32 years of experience in commercial and retail banking, and has been an active member of numerous civic and community organizations.

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

     Jonathan McCreary has served as Chief Financial Officer and Senior Vice President of the Company and the Bank since July 17, 2000. Mr. McCreary previously served with Metropolitan Mortgage & Securities Inc., since 1993, and was Chief Investment Officer in 2000 when he left to join Oregon Trail Financial Corp. Mr. McCreary has over ten years experience in financial management, portfolio management and accounting. He is a Chartered Financial Analyst, Certified Public Accountant, Certified Managerial Accountant, and holds a Bachelors Degree in Finance and Accounting from Central Washington University.
                                    31

Item 2.  Properties
-------------------

     The following table sets forth certain information regarding the Bank's offices at March 31, 2001, all of which are owned.

Current                                          Approximate
Location                          Year Opened   Square Footage    Deposits
--------                          -----------   --------------    --------
                                                               (In thousands)
Corporate Office:

2055 First Street                    1979          10,700         $     765
Baker City, Oregon 97814

Branch Offices:

Baker City Branch (2)                2000          12,653            72,591
1990 Washington
Baker City, Oregon 97814

La Grande Branch                     1975           6,758            51,608
1215 Adams Avenue
La Grande, Oregon 97850

Ontario Branch                       1960           3,700            32,401
225 SW Fourth Avenue
Ontario, Oregon 97914

John Day Branch                      1973           2,420            16,677
150 West Main Street
John Day, Oregon 97845

Burns Branch                         1975           3,968            19,758
77 W. Adams Street
Burns, Oregon  97720

Enterprise Branch                    1976           3,360            25,446
205 West Main Street
Enterprise, Oregon  97828

Island City Branch                   1997           4,200            18,918
3106 Island Avenue
La Grande, Oregon 97850

Vale Branch                          1999           3,512             9,963
150 Longfellow Street North
Vale, Oregon 97918

Pendleton Branch (1)                 2000           3,748             5,650
1701 SW Court Avenue
Pendleton, Oregon 97801
-------------
(1)  The Pendleton Branch office was acquired on May 26, 2000.
(2) The Baker City branch and Centralized Lending Center relocated to their new office on April 23, 2000.

     The Bank uses the services of an in-house data processing system. At March 31, 2001, the Bank had 15 proprietary automated teller machines, nine of which were located in existing branches. At March 31, 2001, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $10.1 million or 2.6% of total assets. See Note 6 of the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

     The Bank is a party to legal proceedings involving a dissident shareholder. Stilwell Associates, L.P. has filed three separate suits or proceedings against the Company and Directors Charles Henry Rouse and Edward
H. Elms.   The suit against the Company seeks a ruling to require the production of certain documents to the shareholder and for an award of attorney fees. The suit against Mr. Rouse is aimed at removing him from the Company's board of directors for allegedly failing to satisfy the Company's
board's residency requirements.   The third action is a purported derivative
suit seeking to remove Mr. Elms from the Company's board of directors. Pursuant to the Company's Articles of Incorporation and Bylaws and under Oregon law, the Company is providing for defense costs for both directors in these actions. The Company believes the likelihood of incurring any material loss contingency in connection with these matters is remote; however, continuing defense costs may adversely effect net income in proceeding periods.

     The Company has filed claims against Joseph Stilwell, Stilwell Associates, L.P., Stilwell Value LLC and Stilwell Value Partners II, L.P. (the "Stilwell Value Group") denying any basis for the removal of Mr. Elms and asserts that the Stilwell Value Group has made false and misleading statements under federal securities laws in their Schedule 13D filings with the Securities and Exchange Commission. Additionally, the counterclaims assert that the Company and Mr. Elms were libeled by the members of the Stilwell Value Group in letter distributed by the Stilwell Value Group to the Company's shareholders and in their SEC filings.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters
--------------------------------------------------------------------------

     Oregon Trail Financial Corp. common stock is traded over-the-counter on the Nasdaq National Market under the symbol "OTFC." Stockholders of record at March 31, 2001 totaled 851. This total does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms. The following table shows the reported high and low sale prices of the Company's common stock and declared dividends for each quarter since the initial offering on October 3, 1997.

                                         Sale Price
                                    -----------------      Dividends
         Year                       High          Low      Declared
         ----                       ----          ---      --------
         Fiscal 2001
            First quarter          11 5/8       8 15/16      $0.08
            Second quarter         12 1/8       10 9/16       0.08
            Third quarter          14 3/8        11 1/4       0.08
            Fourth quarter         14 3/8       13 5/16       0.08

                                         Sale Price
                                    -----------------      Dividends
         Year                       High          Low      Declared
         ----                       ----          ---      --------

         Fiscal 2000
            First Quarter          13 3/8        12 3/8      $0.06
            Second Quarter         12 7/8            11      0.075
            Third Quarter          12 1/8         9 7/8       0.08
            Fourth Quarter         10 3/8         8 1/2       0.08

         Fiscal 1999
            First quarter              18        15 3/4      $0.05
            Second quarter             16            11       0.05
            Third quarter          14 1/8            11       0.06
            Fourth quarter         13 1/4       12 1/16       0.06

         Fiscal 1998
            Initial offering price     --            10         --
            Third quarter          17 3/8        15 1/2         --
            Fourth quarter         18 1/2            16      $0.05

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and its subsidiary at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiaries contained in Item 8 of this Form 10-K.
                                             At March 31,
                                -------------------------------------------
                                2001      2000      1999     1998      1997
                                ----      ----      ----     ----      ----
                                               (In thousands)
FINANCIAL CONDITION DATA:

Total assets................ $388,881  $370,612  $313,473  $263,224  $204,213
Loans receivable, net.......  250,897   220,591   185,747   153,838   138,881
Loans held for sale.........       --        --        --        --       428
Stock in FHLB...............    4,651     3,897     3,221     2,985     2,763
Investment securities
  available for sale........   26,914    37,436    37,965    37,225    15,907
Mortgage-backed and
  related securities
  available for sale........   70,010    84,615    60,371    27,778    19,745
Mortgage-backed and
  related securities
  held to maturity..........       --        --     9,338    12,805    15,302
Cash and cash equivalents...   10,581     9,261     6,276    20,311     4,976
Deposits....................  253,777   237,735   199,589   192,734   179,158
Advances from FHLB..........   73,125    76,750    50,250        --     2,231
Total shareholders' equity..   57,806    53,104    60,083    67,301    21,027
Shares outstanding
  excluding unearned
  restricted shares
  held in ESOP..............    3,326     3,317     3,764     4,346       N/A

                                                                      Nine
                                                                     Months
                                     Year Ended March 31,           March 31,
                          ----------------------------------------  ---------
                          2001     2000     1999     1998     1997     1997
                          ----     ----     ----     ----     ----     ----
                                            (In thousands)
OPERATING DATA:

Interest income......... $28,279  $24,548  $20,582  $18,511  $16,082  $12,030
Interest expense........  15,392   11,776    8,064    7,824    7,475    5,553
                         -------  -------  -------  -------  -------  -------
Net interest income.....  12,887   12,772   12,518   10,687    8,607    6,477
Provision for loan
  losses................     794      178      483      138      226      216
                         -------  -------  -------  -------  -------  -------
Net interest income
  after provision for
  loan losses...........  12,093   12,594   12,035   10,549    8,381    6,261
Gains (losses) from sale
 of securities..........    (957)      --       --       --      (51)      --
Noninterest income......   2,155    1,602    1,098    1,046      828      661
Noninterest expense (1).  11,904   10,115    8,182    6,533    6,454    5,074
                         -------  -------  -------  -------  -------  -------
Income before income
  taxes.................   2,344    4,081    4,951    5,062    2,704    1,848
Provision for income
  taxes.................     650    1,472    1,797    2,026    1,080      750
                         -------  -------  -------  -------  -------  -------
Net income.............. $ 1,694  $ 2,609  $ 3,154  $ 3,036  $ 1,624  $ 1,098
                         =======  =======  =======  =======  =======  =======
Basic earnings
  per share (2)......... $  0.51  $  0.74  $  0.78  $  0.38      N/A      N/A
Weighted average common
  shares out-
  standing (2)..........   3,331    3,547    4,065    4,326      N/A      N/A
Diluted earnings
  per share............. $  0.50  $  0.70  $  0.76  $  0.38      N/A      N/A
Weighted average common
 dilutive shares........   3,367    3,724    4,160    4,326      N/A      N/A


                                             At March 31,
                                -------------------------------------------
                                2001      2000      1999     1998      1997
                                ----      ----      ----     ----      ----
                                               (In thousands)
OTHER DATA:

Number of:
Real estate loans
  outstanding...............    2,182     2,298     2,346     2,245     2,381
Deposit accounts............   32,306    31,384    28,820    28,781    29,455
Full-service offices........        9         8         7         7         7

                                                                     At or
                                                                      for
                                                                      Nine
                                                                     Months
                               At or For Year Ended March 31,       March 31,
                          ----------------------------------------  ---------
                          2001     2000     1999     1998     1997     1997
                          ----     ----     ----     ----     ----     ----
                                            (In thousands)

SELECTED FINANCIAL RATIOS

Performance Ratios: (3)
Return on average
  assets (4)............    0.44%    0.76%    1.14%    1.25%    0.80%   0.72%
Return on average
  equity (5)............    3.09     4.60     4.90     6.65     7.96    7.09
Interest rate
  spread (6)............    3.18     3.10     3.85     3.73     3.89    3.90
Net interest margin (7).    3.51     3.89     4.70     4.60     4.37    4.40
Average interest-
  earning assets to
  average interest-
  bearing liabilities...  118.71   122.02   128.10   125.92   112.74  113.20
Noninterest expense as
  a percent of average
  total assets..........    2.85     2.95     2.96     2.69     3.16    3.31
Efficiency ratio (8)....   79.14    70.37    60.09    55.68    68.77   71.09
Dividend payout
  ratio (9).............   64.00    42.14    28.95    13.16      N/A     N/A

Asset Quality Ratios:
Nonaccrual and 90 days
  or more past due loans
  as a percent of
  total loans, net......    0.02     0.07     0.07     0.18     0.14    0.14
Nonperforming assets
  as a percent of
  total assets..........    0.03     0.04     0.01     0.22     0.10    0.10
Allowance for losses
  as a percent of gross
  loans receivable......    0.82     0.63     0.66     0.55     0.52    0.52
Allowance for losses
  as a percent of non-
  performing loans...... 3814.55   900.65   889.86   308.07   381.58  381.58
Net charge-offs to
  average outstanding
  loans.................    0.04       --     0.06     0.01     0.02    0.03

Capital Ratios:
Total equity-to-assets
  ratio.................   14.86    14.33    19.17    25.57    10.30   10.30
Average equity to
  average assets (10)...   14.28    16.55    23.27    18.82    10.01   10.14
-------------
(1) Includes FDIC SAIF assessment of $1.1 million during the nine months and year ended March 31, 1997.
(2) Weighted average shares outstanding for fiscal year 1998 included shares from conversion on October 3, 1997 to year end. Earnings per share include only earnings from date of conversion to year end.
(3)  Annualized, where appropriate for the nine months ended March 31, 1997.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     Management's Discussion and Analysis and other portions of the report contain certain "forward-looking statements" of Financial Condition and Results of Operations concerning the expected future operations of Oregon Trail Financial Corp. (the "Company"). Management wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this Form 10-K. "Forward-looking statements" are used to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

     The Bank operates as a community oriented financial institution devoted to serving the needs of its customers. The Bank's business consists generally of attracting retail deposits from the general public and using those funds to originate one-to-four family residential loans, consumer loans and commercial loans in its market area. To a lesser extent the Bank also purchases loans in or near its market area and utilizes wholesale funding from the Federal Home Loan Bank of Seattle ("FHLB").

     The Bank's results of operations depend primarily on its net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and FHLB borrowings. The Bank's net income is also affected by, among other things, fee income, provisions for loan losses, operating expenses and income tax provisions. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

Comparison of Financial Condition at March 31, 2001 and March 31, 2000

     Total assets at March 31, 2001 increased $18.3 million to $388.9 million compared to $370.6 at March 31, 2000. The growth in assets is primarily attributable to a $30.3 million increase in net loans and a $12.3 million increase in other assets partially offset by a $25.1 million dollar decrease in securities. The increases in loans and decrease in securities is a result of executing the Company's strategic plan which required a substantial reduction of interest rate risk as well as continued growth in commercial and consumer lending. For the year, commercial loans, including commercial real estate, grew 36% or $15.9 million while consumer loans grew 19% or $8.3 million, accounting for a majority of total loan growth. The greater part of the increase in assets was funded by a $16.0 million or 7% increase in deposits partially offset by a $3.6 million decrease in borrowings. The 7% increase in deposits was particularly strong given the increased competition for deposits, less aggressive pricing methodology implemented throughout the year in accordance with the strategic plan and dramatic increase in fee income derived from the deposit base. Shareholders equity increased 9% or $4.7 million primarily due to increases in retained earnings and accumulated other comprehensive income.

Comparison of Operating Results for the Years Ended March 31, 2001 and 2000

     General. Net income for the year ended March 31, 2001 was $1.7 million or $0.51 per share , compared to net income of $2.6 million or $.74 per share, for the year ended March 31, 2000. The reduction in net income is due to restructuring charges taken in the second and third quarters of the year, including a $303,000 reduction in force charge, a $500,000 boost to loss reserves reflecting increasing commercial loans and a $954,000 loss on sale of low yielding securities. Net of non-recurring restructuring charges and legal expenses related to an activist shareholder, core earnings per share were $.29 and $.84 for the quarter and year ended March 31, 2001 respectively, representing increases of 73% and 20% from reported earnings in periods a year earlier. The substantial increases in core earnings per share are a result of the successful execution of the Company's strategic plan which required the development of sustainable earnings per share growth as its primary objective. Related objectives included, but were not limited to, reduction of interest rate sensitive assets, non-interest income growth, non-interest expense control, core deposit growth and adjusting customer focus from best price to best service.

     Interest Income. Interest income for the year ended March 31, 2001 was $28.3 million compared to $24.5 million for the year ended March 31, 2000, an increase of $3.8 million, or 16%. The increase in interest income was a result of an increase of $38.8 million in average balances of interest-earning assets and a 0.23% increase in the average yield on those assets. The increased yield on interest-earning assets was attributable to a higher interest rate environment in 2001 versus 2000 as well as execution of the strategic plan, which required the liquidation of low yielding securities and loan pricing methodology changes which emphasize service over price. Average loans receivable for the year ended March 31, 2001 increased by $36.7 million, or 17.8%, when compared to the year ended March 31, 2000.

     Interest Expense. Interest expense for the year ended March 31, 2001 was $15.4 million compared to $11.8 million for the prior year, an increase of $3.6 million, or 30.5%. The increase in interest expense was due to the $8.0 million growth in average interest-bearing liabilities and the increase in the average cost of all interest-bearing liabilities from 4.37% to 4.72%. Average interest bearing deposit balances increased $24.0 million to $233.7 million while average borrowing balances increased $16.3 to $75.9 million for the year ended March 31, 2001. The cost of average interest-bearing liabilities increased 45 basis points for deposits and 98 basis points for borrowings, reflecting market increases in interest rates as well as greater sensitivity of the Bank's borrowings as compared to its deposits.

     Provision for Loan Losses.   The provision for loan losses represents
charges to earnings to bring the total allowance for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. See Note 1 of Notes to Consolidated Financial Statements.

     The provision for loan losses increased by $794,000 to $2.1 million at March 31, 2001. In the year ended March 31, 2001, the company experienced a 27.4% increase in agricultural, commercial and consumer loans while total loans grew at a rate of 13.9% from March 31, 2000 levels. Management deemed a greater provision necessary due to the higher percentage growth in the agricultural, commercial and consumer loans, which are inherently riskier than one-to-four family mortgage loans. Net charge-offs remained low for 2001 coming in at $92,000, or 0.04% of average outstanding loans, compared to $10,000 or 0.00%, for the prior year. The allowance for loan losses equaled 3815% of non-performing loans at March 31, 2001 compared to 901% of non-performing loans at March 31, 2000. Management believes the allowance for loan losses is adequate at March 31, 2001.

     Other Income. Other income increased by $553,000 to a level of $2.2 million as of March 31, 2001. This increase resulted primarily from a 58.8% increase in core deposit fees. The increase in core deposit fees reflects the successful addition of several new deposit products and services implemented to increase fee income and cause the Bank's earnings to be less subject to changes in interest rates.

     Other Expenses. Other operating expenses increased by $1.8 million from $10.1 million for the year ended March 31, 2000, to $11.9 million for the year ended March 31, 2001. The increase in expenses was largely due to $1.3 million of restructuring charges which consisted of $957,000 in realized losses on securities and $303,000 in reduction of force charges. Total non-cash compensation expense related to stock based compensation and benefits amounted to $874,000 for the year representing a 11.3% decrease from the year-ended March 31, 2000 amount of $985,000. Depreciation expense increased $209,000 due to additional buildings and other capital expenditures.

     Income Taxes. The provision for income taxes was $650,000 for the year ended March 31, 2001 compared to $1.5 million for the year ended March 31, 2000 decreasing the effective tax rate from 36.1% for the prior year to 27.7% for the current year. The decrease in the effective tax rate was primarily due to the addition of two qualified zone academy loans made to local school districts which provide the Bank with tax credits, as well as a higher percentage of municipal interest income.

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

Average Balances, Interest and Average Yields/Costs

     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances for the years ended March 31, 2001, 2000 and


1999. For other years presented average balances are derived from monthly balances.  Management does not believe that the use of month-end balances instead of daily balances has caused any material inconsistencies in the information presented.

                                                         Year Ended March 31,
                              ------------------------------------------------------------------------------
                                         2001                      2000                       1999
                              ------------------------  ------------------------   -------------------------
                                       Interest                  Interest                   Interest
                              Average    and     Yield/ Average     and    Yield/  Average    and     Yield/
                              Balance  Dividends  Cost  Balance  Dividends  Cost   Balance  Dividends  Cost
                              -------  ---------  ----  -------- ---------  ----   -------  ---------  ----
                                                         (Dollars in thousands)

Interest-earning assets:
Loans receivable, net (1).... $242,662  $20,155  8.31%  $206,006  $ 16,709  8.11%  $168,226  $ 14,072  8.36%
Mortgage-backed securities...   77,413    5,496  7.10     76,393     5,208  6.82     55,786    3,819   6.85
Investment securities........   34,164    2,201  6.44     37,573     2,379  6.33     31,475    2,304   7.32
FHLB stock...................    4,411      286  6.48      3,373       239  7.09      3,073      236   7.68
Federal funds sold and
 overnight interest-
 bearing deposits............    8,847      141  1.59      5,402        13  0.24      7,607      151   1.99
                              --------  -------         --------   -------         --------  -------

  Total interest-earning
    assets...................  367,497   28,279  7.70    382,747    24,548  7.47    266,167   20,582   7.73
                              --------  -------         --------   -------         --------  -------

Non-interest-earning assets..   16,512                    14,167                     10,557
                              --------                  --------                   --------
  Total assets............... $384,009                  $342,914                   $276,724
                              ========                  ========                   ========
Interest-bearing liabilities
Passbook accounts............ $ 16,983      397  2.34   $ 19,986       472  2.36   $ 21,800      579   2.66
Money market accounts........   53,852    2,213  4.11     44,500     1,922  4.32     24,412      889   3.64
NOW accounts.................   37,122      463  1.25     37,341       460  1.29     35,537      532   1.50
Certificates of deposit......  125,756    7,502  5.97    107,912     5,672  5.26     98,533    5,203   5.28
                              --------  -------         --------   -------         --------  -------
  Total interest-bearing
    deposits.................  233,713   10,575  4.52    209,739     8,526  4.07    180,282    7,203   4.00
                              --------  -------         --------   -------         --------  -------

Securities sold under
 agreements to repurchase....       --       --    NA         67         4  5.97         --       --     NA

FHLB advances................   75,871    4,817  6.35     59,609     3,246  5.37     17,108      861   5.03
                              --------  -------         --------   -------         --------  -------
  Total interest-bearing
   liabilities...............  309,584   15,392  4.72    269,415    11,776  4.37    197,390    8,064   4.09
                              --------  -------         --------   -------         --------  -------
  Non-interest-bearing
   liabilities...............   19,607                    16,755                     14,938
                              --------                  --------                   --------

  Total liabilities..........  329,191                   286,170                    212,328
                              --------                  --------                   --------
Shareholders' equity.........   54,818                    56,744                     64,396
                              --------                  --------                   --------
  Total liabilities and
   shareholders' equity...... $384,009                  $342,914                   $276,724
                              ========                  ========                   ========
Net interest income..........           $12,887                    $12,772                   $12,518
                                        =======                    =======                   =======

Interest rate spread.........                    3.18%                      3.10%                      3.65%

Net interest margin..........                    3.51%                      3.89%                      4.70%
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities.................  118.71%                    122.02%                    134.84%
---------------
(1) Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.


Rate/Volume Analysis

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

                                         Year Ended March 31,                  Year Ended March 31,
                                        2001 Compared to Year                 2000 Compared to Year
                                         Ended March 31, 2000                  Ended March 31, 1999
                                         Increase (Decrease)                   Increase (Decrease)
                                               Due to                                 Due to
                                   ---------------------------------    ---------------------------------
                                                     Rate/                                Rate/
                                   Rate    Volume    Volume    Total    Rate    Volume    Volume    Total
                                   ----    ------    ------    -----    ----    ------    ------    -----
                                                               (In thousands)

Interest-earning assets:
 Loans receivable (1)........... $  412    $2,973    $   61   $3,446   $ (421)  $3,158   $ (96)    $ 2,641
 Mortgage-backed and related
   securities...................    214        70         4      288      (17)   1,412      (6)      1,389
 Investment securities..........     41      (216)       (3)    (178)    (312)     446     (62)         72
 FHLB stock.....................    (21)       74        (6)      47      (18)      23      (2)          3
 Federal funds sold and
   overnight interest-bearing
   deposits. ...................     73         8        47      128     (133)     (44)     38        (139)
                                 ------    ------     -----   ------   ------   ------   -----      ------
    Total net change in income
      on interest-earning
      assets....................    719     2,909       103    3,731     (901)   4,995    (128)      3,966
                                 ------    ------     -----   ------   ------   ------   -----      ------
Interest-bearing liabilities:
 Passbook accounts..............     (4)      (71)       --      (75)     (65)     (48)      5        (108)
 Money market accounts..........    (93)      404       (20)     291      144      731     131       1,006
 NOW accounts...................    (15)       (3)       21        3      (75)      27      (4)        (52)
 Certificate accounts...........    766       939       125    1,830      (20)     495      (2)        473
 Securities sold under
  agreements to repurchase......     --        --        (4)      (4)      --       --       4           4
 FHLB advances..................    584       873       114    1,571       65    2,138     186       2,389
                                 ------    ------     -----   ------   ------   ------   -----      ------
  Total net change in expense on
   interest-bearing liabilities.  1,238     2,142       236    3,616       49    3,343     320       3,712
                                 ------    ------     -----   ------   ------   ------   -----      ------
Net change in net interest
  income........................ $ (519)   $  767     $(133)  $  115   $  950   $1,652   $(448)     $  254
                                 ======    ======     =====   ======   ======   ======   =====      ======
-----------
(1)  Does not include interest on loans 90 days or more past due. Includes loans originated for sale.


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

     The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by originating for its portfolio an increasing proportion of loans with interest rates subject to periodic adjustment to market conditions (including commercial business, agricultural and consumer loans). The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits and in particular core deposits (checking and passbook savings accounts), compared to brokered deposits, reduce the effects of interest rate risk. Management's efforts at lowering the Bank's interest rate risk have proven successful. The Bank was examined by the OTS and received a "satisfactory" rating.

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

     The following table is provided by the FHLB and sets forth the change in the Bank's net portfolio value ("NPV") at March 31, 2001, based on FHLB assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present values of net expected cash inflows from existing off-balance sheet contracts.

  Basis Points ("bp")                      Estimated Change in
Change in Interest Rates (1)               Net Portfolio Value
----------------------------    -----------------------------------------
                                       2001                 2000
                                ------------------   --------------------
                                                (In Thousands)

        400  bp                 $(31,472)  (62.01)%  $(39,594)  (106.62)%
        300                      (22,992)  (45.31)    (30,150)   (81.19)
        200                      (14,685)  (28.94)    (20,574)   (55.40)
        100                       (6,675)  (13.15)    (10,515)   (28.32)
          0                          -0-      -0-          -0-      -0-
       (100)                         135     0.27       8,421     22.68
       (200)                         101     0.20      14,224     38.30
       (300)                         306     0.60      16,099     43.35
       (400)                       1,329     2.62      17,589     47.37

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2001 would reduce the Bank's NPV by approximately $14.7 million, or 28.9% at that date. This compares to a reduction in the Bank's NPV by approximately $20.6 million, or 55.4% at March 31, 2000.

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

     The following table presents the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at March 31, 2001. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                                One Year    After
                          Average   Within     to Three   3 Years to  Beyond                  Fair
                           Rate     One Year     Years     5 Years    5 Years     Total       Value
                           ----     --------     -----     -------    -------     -----       -----
                                                        (Dollars in thousands)
Interest Sensitive
Assets:
Loans receivable.........  8.31%    $111,873    $59,875    $39,074    $40,075    $250,897    $263,341
Mortgage-backed
  securities.............  6.95       10,936     15,879     10,468     32,727      70,010      70,010
Tax free municipal bonds.  4.54           --         --         --     10,086      10,086      10,086
Investments and other
  interest-earning
  assets.................  6.90           --         --         --     16,828      16,828      16,828
FHLB stock...............  6.30           --         --         --      4,651       4,651       4,651

Interest Sensitive
Liabilities:
NOW checking.............  1.25       10,792     12,842      6,293      6,045      35,972      35,972
Passbook savings.........  2.33        4,875      5,802      2,843      2,731      16,251      16,251
Money market deposits....  3.45       43,186     10,365        415         17      53,983      53,983
Time certificates........  6.12       94,502     25,365      8,026         --     127,893     127,893

Off-balance Sheet Items:
Commitments to extend
  credit................. 10.10       15,658      5,305      2.366     13,175      36,504      36,504




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

     The Bank must maintain an adequate level of liquidity to ensure sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2001 cash and cash equivalents totaled $10.6 million or 2.7% of total assets. The Bank also maintained an uncommitted credit facility with the FHLB which provided for immediately available advances up to an aggregate amount of $116.7 million, under which $73.1 million in advances were outstanding at March 31, 2001. In addition to the FHLB credit facility, at March 31, 2001 the Bank had a $50.0 million reverse repurchase line of credit available with Merrill Lynch and a $15.0 million overnight line of credit with Key Bank.

     Office of Thrift Supervision regulations require savings institutions to maintain an average balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at March 31, 2001 was 10.13%.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans within its primary market area. During the years ended March 31, 2001, 2000 and 1999 the Bank originated $22.3 million, $30.1 million, and $38.8 million of such loans, respectively. At March 31, 2001, the Bank had commitments to extend credit totaling $36.5 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2001 totaled $95.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Office of Thrift Supervision regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2001, the Bank complied with all regulatory capital requirements as of that date with tangible, core and total capital ratios of 12.5%, 12.5% and 22.3%, respectively. See Note 15 of Notes of Consolidated Financial Statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset and Liability Management" of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                 Index to Consolidated Financial Statements

                                                                      Page
                                                                       ----

Independent Auditors' Report.........................................   46
Consolidated Balance Sheets as of March 31, 2001 and 2000............   47
Consolidated Statements of Income For the Years Ended
  March 31, 2001, 2000 and 1999......................................   49
Consolidated Statements of Shareholders' Equity For the
  Years Ended March 31, 2001, 2000 and 1999..........................   51
Consolidated Statements of Cash Flows For the Years Ended
  March 31, 2001, 2000 and 1999......................................   53

Notes to Consolidated Financial Statements...........................   55

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Oregon Trail Financial Corp. and Subsidiary
Baker City, Oregon

We have audited the accompanying consolidated balance sheets of Oregon Trail Financial Corp. and Subsidiary (the "Company) as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oregon Trail Financial Corp. and Subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

May 18, 2001

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND 2000
(In thousands, except share data)
------------------------------------------------------------------------------

ASSETS                                                   2001         2000

Cash and due from banks                              $   1,955     $   1,673
Interest-bearing deposits                                8,626         7,588
                                                     ---------     ---------
     Total cash and cash equivalents                    10,581         9,261

Securities:
 Investment securities available for sale, at fair
   value (amortized cost of $26,915 and $39,937)        26,914        37,436
 Mortgage-backed and related securities available
   for sale, at fair value (amortized cost of
   $68,682 and $87,436)                                 70,010        84,615
Loans receivable, net of allowance for loan losses
  of $2,098 and $1,396                                 250,897       220,591
Accrued interest receivable                              2,372         2,452
Premises and equipment, net                             10,136         9,902
Stock in Federal Home Loan Bank of Seattle, at cost      4,651         3,897
Real estate owned                                           63          -
Net deferred tax asset                                    -            1,507
Other assets                                            13,257           951
                                                     ---------     ---------
TOTAL ASSETS                                         $ 388,881     $ 370,612
                                                     =========     =========

                                                                   (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND 2000
(In thousands)
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                       2001        2000

LIABILITIES:
 Deposits:
   Interest-bearing                                    $ 106,206    $ 106,285
   Noninterest-bearing                                    19,678       14,961
   Time certificates                                     127,893      116,489
                                                       ---------    ---------
     Total deposits                                      253,777      237,735

 Accrued expenses and other liabilities                    3,684        2,333
 Advances from Federal Home Loan Bank of Seattle          73,125       76,750
 Net deferred tax liability                                  467         -
 Advances from borrowers for taxes and insurance              22          690
                                                       ---------    ---------
     Total liabilities                                   331,075      317,508
                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued or outstanding              -            -
Common stock, $.01 par value; 8,000,000 shares
   authorized; March 31, 2001, 4,694,875 issued,
   3,325,757 outstanding; March 31, 2000, 4,694,875
   issued, 3,317,006 outstanding                              36           36
 Additional paid-in capital                               30,972       31,743
 Retained earnings (substantially restricted)             28,374       27,759
 Unearned shares issued to the Employee Stock
   Ownership Plan                                         (1,878)      (2,415)
 Unearned shares issued to the Management Recognition
   and Development Plan                                     (515)        (740)
 Accumulated other comprehensive income (loss)               817       (3,279)
                                                       ---------    ---------
     Total shareholders' equity                           57,806       53,104
                                                       ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 388,881    $ 370,612
                                                       =========    =========

See notes to consolidated financial statements.                    (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
(In thousands)
------------------------------------------------------------------------------

                                                   2001       2000      1999

INTEREST INCOME:
 Interest and fees on loans receivable          $ 20,155   $ 16,709   $ 14,072
 Securities:
   Mortgage-backed and related securities          5,496      5,208      3,819
   U.S. government and government agencies
     and other                                     2,342      2,392      2,455
   Federal Home Loan Bank of Seattle dividends       286        239        236
                                                --------   --------   --------
     Total interest income                        28,279     24,548     20,582
                                                --------   --------   --------
INTEREST EXPENSE:
 Deposits                                         10,575      8,526      7,203
 Securities sold under agreements to repurchase     -             4       -
 Federal Home Loan Bank of Seattle advances        4,817      3,246        861
                                                --------   --------   --------
     Total interest expense                       15,392     11,776      8,064
                                                --------   --------   --------
     Net interest income                          12,887     12,772     12,518

PROVISION FOR LOAN LOSSES                            794        178        483
                                                --------   --------   --------
     Net interest income after provision for
       loan losses                                12,093     12,594     12,035
                                                --------   --------   --------
NONINTEREST INCOME:

 Service charges on deposit accounts               1,728      1,088        757
 Loan servicing fees                                 391        284        294
 Other income                                         36        230         47
                                                --------   --------   --------
     Total noninterest income                      2,155      1,602      1,098
                                                --------   --------   --------

                                                                   (Continued)
                                     49

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
(In thousands, except share data)
------------------------------------------------------------------------------

                                                   2001       2000      1999
NONINTEREST EXPENSES:
 Employee compensation and benefits          $     6,601 $    6,022 $    4,862
 Supplies, postage, and telephone                    860        850        579
 Depreciation                                        895        686        493
 Occupancy and equipment                             705        618        459
 Customer accounts                                   550        426        292
 Advertising                                         314        449        442
 Professional fees                                   429        267        295
 FDIC insurance premium                               49        103        120
 Realized loss on securities                         957          -          -
 Other                                               544        694        640
                                             ----------- ---------- ----------
     Total noninterest expenses                   11,904     10,115      8,182
                                             ----------- ---------- ----------
     Income before income taxes                    2,344      4,081      4,951

PROVISION FOR INCOME TAXES                           650      1,472      1,797
                                             ----------- ---------- ----------
NET INCOME                                   $     1,694 $    2,609 $    3,154
                                             =========== ========== ==========

Basic earnings per share                     $      0.51 $     0.74 $     0.78

Diluted earnings per share                   $      0.50 $     0.70 $     0.76

Weighted average common shares outstanding:
  Basic                                        3,331,002  3,546,873  4,065,423
  Diluted                                      3,367,210  3,723,600  4,159,540


See notes to consolidated financial statements.                    (Concluded)


OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------

                                                                        Unearned
                                                               Unearned  Shares
                                                                Shares   Issued
                                                                Issued     to             Accumulated
                                                                  to     Manage-            Other
                                                               Employee   ment    Compre-   Compre-
                             Common Stock   Additional           Stock  Develop-  hensive   hensive
                           ----------------  Paid-in  Retained Ownership  ment    Income    Income
                           Shares    Amount  Capital  Earnings   Trust    Plan    (Loss)    (Loss)   Total

BALANCE, APRIL 1, 1998   4,346,113   $  47   $45,885  $23,968  $(3,488) $  -               $   889  $67,301

Net income                    -        -        -       3,154     -        -     $ 3,154      -       3,154

Cash dividends paid           -        -        -        (916)    -        -        -         -        (916)

Stock repurchased and
  retired                 (488,883)     (6)   (9,355)    -        -        -        -         -      (9,361)


Stock repurchased and
  issued to MRDP plan     (147,322)      1     1,641     -        -      (1,642)    -         -        -

Earned ESOP shares          53,656     -         186     -         537     -        -         -         723

Earned MRDP shares            -        -        -        -        -         189     -         -         189

Net unrealized loss on
  securities available
  for sale (net of
  $654 of tax benefit)        -        -        -        -        -        -      (1,007)   (1,007)  (1,007)
                                                                                 -------
Comprehensive income          -        -        -        -        -        -     $ 2,147      -        -
                         ---------   -----   -------  -------  -------  -------  =======   -------  -------
BALANCE, MARCH 31, 1999  3,763,564      42    38,357   26,206   (2,951)  (1,453)              (118)  60,083

Net income                    -        -        -       2,609     -        -     $ 2,609      -       2,609

Cash dividends paid           -        -        -      (1,056)    -        -        -         -      (1,056)

Stock repurchased
  and retired             (534,228)    (6)    (6,350)    -        -        -        -         -      (6,356)

Earned ESOP shares          53,656     -          76     -         536     -        -         -         612

New MRDP shares granted       -        -          71     -        -         (71)    -         -        -

Earned MRDP shares          34,014     -        -        -        -         373     -         -         373

Forfeitures of MRDP shares    -        -        (411)    -        -         411     -         -        -

Net unrealized loss on
  securities available
  for sale (net of $1,970
  of tax benefit)             -        -        -        -        -        -      (3,161)   (3,161)  (3,161)

Comprehensive loss            -        -        -        -        -        -     $  (552)     -        -
                         ---------   -----   -------  -------  -------  -------  =======    ------   ------
BALANCE, MARCH 31, 2000  3,317,006      36    31,743   27,759   (2,415)    (740)            (3,279)  53,104



OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------

                                                                        Unearned
                                                               Unearned  Shares
                                                                Shares  Issued to
                                                                Issued  Management        Accumulated
                                                                  to   Recognition          Other
                                                               Employee   and     Compre-   Compre-
                             Common Stock   Additional           Stock  Develop-  hensive   hensive
                           ----------------  Paid-in  Retained Ownership  ment    Income    Income
                           Shares    Amount  Capital  Earnings   Trust    Plan    (Loss)    (Loss)   Total

BALANCE, MARCH 31, 2000  3,317,006   $  36   $31,743  $27,759  $(2,415) $  (740)    -      $(3,279) $53,104

Net income                    -        -        -       1,694     -        -     $ 1,694      -       1,694

Cash dividends paid           -        -        -      (1,079)    -        -        -         -      (1,079)

Stock repurchased
  and retired              (76,308)     (1)     (945)    -        -        -        -         -        (946)

Earned ESOP shares          53,656     -          70     -         537     -        -         -         607

New MRDP shares granted       -        -          42     -        -         (42)    -         -        -

Earned MRDP shares          25,811     -        -        -        -         267     -         -         267

Exercise of stock options    5,592       1        62     -        -        -        -         -          63

Net unrealized gain on
  securities available
  for sale of $5,584
  (net of tax expense
  of $3,319) less reclass-
  ification adjustment for
  net losses included in
  net income of $1,488 (net
  of tax benefit of $766)     -        -        -        -        -        -       4,096     4,096    4,096
                                                                                 -------
Comprehensive income          -        -        -        -        -              $ 5,790      -        -
                         ---------   -----   ------- -------- --------  -------  =======   ------   -------
BALANCE, MARCH 31, 2001  3,325,757   $  36   $30,972  $28,374  $(1,878) $  (515)           $  817   $57,806
                         =========   =====   ======= ======== ========  =======            ======   =======

See notes to consolidated financial statements.

                                                        52

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
(In thousands)
------------------------------------------------------------------------------


                                             2001         2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $     1,694  $     2,609  $     3,154
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation                                895          686          493
    Compensation expense related to ESOP        607          612          723
    Compensation expense related to MRDP        267          373          189
    Amortization of deferred loan fees          (71)        (107)        (248)
    Provision for loan losses                   794          178          483
    Deferred income taxes                      (267)        (264)         (60)
    Amortization and accretion of
     premiums and discounts on invest-
     ments and loans purchased                  361          191         (319)
    Federal Home Loan Bank of Seattle
     dividends                                 (286)        (239)        (236)
    Gain on sale of real estate owned             -          (22)         (11)
    (Gain) loss on sale of premises
     and equipment                                5         (158)           4
    Change in assets and liabilities:
     Accrued interest receivable                 80         (440)        (336)
     Other assets                           (12,678)          (6)          30
     Accrued expenses and other
      liabilities                             1,351          (66)       1,140
                                        -----------  -----------  -----------
Net cash provided by (used in)
 operating activities                        (7,248)       3,347        5,006
                                        -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan originations                          (103,783)    (101,399)    (108,660)
Loan principal repayments                    92,291       80,661       84,090
Loans purchased                             (19,774)     (14,533)      (7,693)
Proceeds from maturity of securities
 available for sale                               -        5,027       25,223
Principal repayments of securities
 available for sale                          10,808       13,362        8,916
Purchase of securities available
 for sale                                   (17,000)     (37,989)     (68,781)
Principal repayments of securities
 held to maturity                                 -            -        3,533
Proceeds from sale of securities
 available for sale                          37,841            -            -
Purchases of stock in Federal Home
 Loan Bank of Seattle                          (468)        (437)           -
Purchase of premises and equipment           (1,137)      (2,990)      (2,898)
Proceeds from sale of premises and
 equipment                                        3          385          153
Proceeds from sale of real estate owned           -          324          340
                                        -----------  -----------  -----------
Net cash used in investing activities        (1,219)     (57,589)     (65,777)
                                        -----------  -----------  -----------

                                                                   (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
(In thousands)
------------------------------------------------------------------------------

                                             2001         2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Increase in deposits, net of
  withdrawals                           $    16,042  $    38,146  $     6,855
 Change in advances from borrowers
  for taxes and insurance                      (668)          (7)         (92)
 Proceeds from Federal Home Loan Bank
  of Seattle advances                     1,080,422      938,208      127,950
 Repayment of Federal Home Loan Bank
  of Seattle advances                    (1,084,047)    (911,708)     (77,700)
 Payment of cash dividends                   (1,079)      (1,056)        (916)
 Stock options exercised                         63            -            -
 Stock repurchased and retired                 (946)      (6,356)      (9,361)
                                        -----------  -----------  -----------

Net cash provided by financing activities     9,787       57,227       46,736
                                        -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  1,320        2,985      (14,035)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                      9,261        6,276       20,311
                                        -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR  $    10,581  $     9,261  $     6,276
                                        ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for:

 Interest on deposits and other
  borrowings                            $    14,691  $    11,229  $     7,887
 Income taxes                                   435        1,385        2,409
 Noncash investing activities:
 Transfer of loans to foreclosed
  real estate                                    41          264           51
 Unrealized gain (loss) on securities
  available for sale, net of tax              4,096       (3,161)      (1,007)


See notes to consolidated financial statements.                    (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
------------------------------------------------------------------------------

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

     CASH AND CASH EQUIVALENTS - The Company considers all cash on hand and due from banks, all interest-bearing deposits held at domestic banks, and investment securities with a maturity of three months or less at date of acquisition to be cash equivalents.

     SECURITIES - The Company accounts for securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities or held to maturity securities at March 31, 2001 and 2000. Securities not classified as trading, or as held to maturity, are classified as available for sale. Unrealized holding gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. These unrealized holding gains and losses net of tax are also included as a component of comprehensive income. Unrealized losses on securities resulting from an other than temporary decline in fair value are recognized in earnings when incurred. Realized and unrealized gains and losses are determined using the specific identification method.

     FEDERAL HOME LOAN BANK STOCK - The Company's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in

     FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. The Company's minimum investment requirement was approximately $3,656,000, and $3,387,000 at March 31, 2001 and 2000 respectively. The Company may request redemption at par value of any stock in excess of the amount the Company is required to hold. Stock redemptions are granted at the discretion of the FHLB.

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

     LOANS HELD FOR SALE - To mitigate interest rate sensitivity, from time to time certain fixed rate loans are identified as held for sale in the secondary market. Accordingly, such loans are classified as held for sale in the consolidated balance sheets and are carried at the lower of aggregate cost or net realizable value. At March 31, 2001 and 2000, there were no loans held for sale.

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

     When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, impairment is measured at current fair value of the collateral, reduced by estimated selling costs. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and premium or discount), loan impairment is recognized by establishing or adjusting an allocation of the allowance for loan losses. The Company generally considers these loans on a nonaccrual status to be impaired. SFAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected. At March 31, 2001 and 2000, respectively, the Company had no loans deemed to be impaired as defined by SFAS No. 114.

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

     INCOME TAXES - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

     MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN - The Company sponsors a Management Recognition and Development Plan ("MRDP"). The MRDP is accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The plan authorizes the grant of common stock shares to certain officers and directors, which vest over a two to six year period in equal installments. The Company recognizes compensation expense based on the fair value of the common stock at the grant date. Granted MRDP shares that have not yet vested are considered to be contingently issuable shares and are only included in diluted earnings per share. When the MRDP shares vest, they are included in basic earnings per share.

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

     SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The fair value approach measures compensation costs based on factors such as the term of the option, the market price at grant date, and the option exercise price, with expense recognized over the vesting period. See Note 14 for the pro forma effect on net income and earnings per share as if the fair value method had been used.

     RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS - In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This pronouncement adds to and amends certain reporting standards from the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, previously issued in June 1998 and adopted by the Company effective April 1, 1999. The Company does not have any derivative instruments that meet the scope of this statement.

2.   SECURITIES

     The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale at March 31, 2001 and 2000 are summarized as follows (in thousands):

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                         Cost     Gains     Losses     Value
March 31, 2001

Available for sale:
 Investment securities:
   U.S. government and government
     agency obligations maturing
     after five years through
     ten years                        $  5,169  $    103  $      -   $  5,272
   U.S. government and government
     agency obligations
     maturing after ten years           14,863        34      (115)    14,782
   Trust Preferred maturing after
     10 years                            6,883        40       (63)     6,860
                                      --------  --------  --------   --------
                                        26,915       177      (178)    26,914
                                      --------  --------  --------   --------
Mortgage-backed and related securities:
 GNMA maturing after one year
   through five years                       89         -         -         89
 GNMA maturing after five years
   through ten years                        50         4         -         54
 GNMA maturing after ten years          25,646       835         -     26,481
 FHLMC maturing after ten years         15,309       155       (11)    15,453
 FNMA maturing after ten years          18,143       356       (20)    18,479
 CMO maturing after ten years            9,445         9         -      9,454
                                      --------  --------  --------   --------
                                        68,682     1,359       (31)    70,010
                                      --------  --------  --------   --------
     Total available for sale         $ 95,597  $  1,536  $   (209)  $ 96,924
                                      ========  ========  ========   ========

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                         Cost     Gains     Losses     Value
March 31, 2000

Available for sale:
 U.S. government and government
 agency obligations:
   Maturing after one year through
     five years                       $    520  $      -  $     (6)  $    514
   Maturing after five years
     through ten years                  23,427        10    (1,235)    22,202
   Maturing after ten years             15,990         -    (1,270)    14,720
                                      --------  --------  --------   --------
                                        39,937        10    (2,511)    37,436
                                      --------  --------  --------   --------
 Mortgage-backed and related
 securities:
   GNMA maturing after one year
     through five years                    165         -        (3)       162
   GNMA maturing after five years
     through ten years                      67         3         -         70
   GNMA maturing after ten years        41,461       426    (1,242)    40,645
   FHLMC maturing after ten years       23,626         1    (1,084)    22,543
   FNMA maturing after ten years        22,117        10      (932)    21,195
                                      --------  --------  --------   --------
                                        87,436       440    (3,261)    84,615
                                      --------  --------  --------   --------
     Total available for sale         $127,373  $    450  $ (5,772)  $122,051
                                      ========  ========  ========   ========

     Expected maturities of mortgage-backed and related securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

     Investments and mortgage-backed and related securities totaling $46,564,000 and $59,377,000 were pledged against public funds and other deposits at March 31, 2001 and 2000, respectively.

3.   LOANS RECEIVABLE

     Loans receivable are summarized as follows (in thousands):

                                                            March 31,
                                                    -----------------------
                                                       2001          2000
Mortgage loans:
  One-to-four family                                $ 137,354     $ 127,589
  Multi-family                                          2,459         2,989
  Commercial                                           18,235        14,808
  Agricultural                                          3,548         2,420
  Construction                                          1,399         3,648
  Land                                                    124           158
                                                    ---------     ---------
     Total mortgage loans                             163,119       151,612
                                                    ---------     ---------
Consumer loans:
  Unsecured                                         $   4,909     $   3,414
  Home equity and second mortgage                      15,890        14,983
  Auto loans                                           26,501        21,547
  Credit card                                           1,093         1,026
  Loans secured by savings deposits                       528           452
  Other secured                                         3,992         3,190
                                                    ---------     ---------
     Total consumer loans                              52,913        44,612
                                                    ---------     ---------
Commercial loans:
  Business                                             22,396        13,853
  Agricultural                                         16,054        13,275
                                                    ---------     ---------
     Total commercial loans                            38,450        27,128
                                                    ---------     ---------
     Total loans                                      254,482       223,352

Less:
  Net deferred loan fees                                1,487         1,365
  Allowance for loan losses                             2,098         1,396
                                                    ---------     ---------
Total loans receivable, net                         $ 250,897     $ 220,591
                                                    =========     =========

     The weighted average interest rate on loans at March 31, 2001 and 2000 was 8.26% and 8.03%, respectively.

     Allowance for loan loss activity is summarized as follows for the years ended March 31, 2001, 2000, and 1999 (in thousands):

                                             2001      2000        1999

Balance, beginning of year                $  1,396   $  1,228   $    847
Provision for loan losses                      794        178        483
Charge-offs                                   (111)       (42)      (115)
Recoveries                                      19         32         13
                                          --------   --------   --------
                                          $  2,098   $  1,396   $  1,228
                                          ========   ========   ========

     At March 31, 2001 and 2000, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $55,000 and $155,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $111,000, $237,000 and $372,000 during the years ended March 31, 2001,
     2000, and 1999, respectively.

4.   TRANSACTIONS WITH AFFILIATES

     LOANS - Certain directors and executive officers of the Company are customers of, and have had transactions with, the Bank in the ordinary course of business. An analysis of activity with respect to loans receivable from directors and executive officers of the Company for the years ended March 31, 2001, 2000, and 1999 is summarized as follows (in thousands):

Beginning balance                         $  1,216   $  1,362   $    576
  Additions                                    238        132        928
  Reductions                                  (209)      (278)      (142)
                                          --------   --------   --------
Ending balance                            $  1,245   $  1,216   $  1,362
                                          ========   ========   ========

     At March 31, 2001, all loans to directors and executive officers of the Company were current.

5.   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows (in thousands):

                                                    March 31,
                                            -----------------------
                                               2001           2000

Loans receivable                            $  1,615       $  1,316
Mortgage-backed and related securities           410            505
U.S. government and government agencies          347            631
                                            --------       --------
                                            $  2,372       $  2,452
                                            ========       ========

6.   PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows (in thousands):

                                                    March 31,
                                            -----------------------
                                               2001           2000

Land                                        $  1,226       $    967
Buildings and improvements                     8,733          6,838
Furniture, fixtures and equipment              3,999          3,601
Construction in process                           36          1,602
                                            --------       --------
                                              13,994         13,008
Less accumulated depreciation                  3,858          3,106
                                            --------       --------
                                            $ 10,136       $  9,902
                                            ========       ========

7.   DEPOSITS

     Savings deposits at March 31 are summarized as follows (dollars in thousands):

                                       2001                  2000
                               -------------------   --------------------
                               Weighted              Weighted
                               Average               Average
                               Interest              Interest
                                 Rate     Balance      Rate      Balance

Non-interest bearing               -  %   $ 19,678       -  %    $ 14,961
NOW checking                     1.25       35,972     1.25        36,758
Passbook savings accounts        2.33       16,251     2.35        19,425
Money market deposit             3.70       53,983     4.22        50,102
Time certificates                6.12      127,893     5.53       116,489
                                 ----     --------     ----      --------
                                 4.20 %   $253,777     3.98 %    $237,735
                                 ====     ========     ====      ========

     At March 31, 2001, time certificate maturities are as follows (dollars in thousands):

Within one year                               $ 94,504
One year to two years                           18,170
Two years to three years                         7,198
Three years to four years                        3,778
Four years to five years                         2,913
Thereafter                                       1,330
                                              --------
                                              $127,893
                                              ========

     The aggregate amount of time certificates with a minimum denomination of $100,000 was $32,013,000 and $28,544,000 at March 31, 2001 and 2000,
     respectively. Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

     Interest expense on deposits is summarized as follows for the years ended March 31, 2001, 2000, and 1999 (dollars in thousands):

                                    2001        2000         1999

NOW checking                      $   462     $   480      $   532
Passbook savings accounts             398         472          579
Money market deposit                2,213       1,922          889
Time certificates                   7,502       5,652        5,203
                                  -------     -------      -------
                                  $10,575     $ 8,526      $ 7,203
                                  =======     =======      =======

8.   BORROWINGS

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

     At March 31, 2001, FHLB advances were scheduled to mature as follows (dollars in thousands):

                                      Fixed Rate
                                       Advances             Total Advances
                                   ------------------     ------------------
                                   Rate*      Amount      Rate*      Amount

Due in less than one year          5.22 %    $ 28,625     5.22 %    $ 28,625
One to two years                   6.01         5,000     6.01         5,000
Two to three years                 6.37        17,500     6.37        17,500
Four to five years                 7.01         7,000     7.01         7,000
Greater than five years            7.09        15,000     7.09        15,000
                                   ----      --------     ----      --------
                                   6.10 %    $ 73,125     6.10 %    $ 73,125
                                   ====      ========     ====      ========

* Weighted average interest rate

     The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended March 31, 2001, 2000, and 1999 (dollars in thousands):

                                              2001       2000        1999

Maximum outstanding at any month end       $ 87,300   $  76,750   $ 50,250
Daily average outstanding                    75,871      60,418     17,108
Weighted average interest rates:
  Annual                                       6.34 %      5.37 %     5.03 %
  End of year                                  6.10 %      5.91 %     5.15 %
Interest expense during the year           $  4,817   $   3,246   $    861

     During the year ended March 31, 2000, the Bank opened a $15 million overnight line of credit with Key Bank and a $50 million reverse re-purchase agreement with Merrill Lynch. At March 31, 2001, the outstand-ing balance was zero.

9.   INCOME TAXES

     A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                              2001      2000       1999

Federal income taxes at statutory rate       34.0 %     34.0 %     34.0 %
State income taxes at statutory rate, net
  of related federal tax effect               4.4        4.4        4.4
Tax exempt interest                          (6.8)      (3.8)      (1.1)
Tax credit for qualified loans               (5.3)         -          -
Other, net                                    1.6        1.5       (1.0)
                                             ----       ----       ----
                                             27.9 %     36.1 %     36.3 %
                                             ====       ====       ====

     Provision (benefit) for income taxes for the years ended March 31, 2001, 2000, and 1999 is summarized as follows (in thousands):

                                         2001         2000         1999
Current:
  Federal                               $  711      $ 1,436      $ 1,538
  State                                    206          300          319
                                        ------      -------      -------
     Total current                         917        1,736        1,857
                                        ------      -------      -------
Deferred:
  Federal                                 (221)        (219)         (50)
  State                                    (46)         (45)         (10)
                                        ------      -------      -------
     Total deferred                       (267)        (264)         (60)
                                        ------      -------      -------
     Total provision for income taxes   $  650      $ 1,472      $ 1,797
                                        ======      =======      =======

     The components of net deferred tax assets and liabilities at March 31, 2001 and 2000 are summarized as follows (in thousands):

Deferred tax assets:
  Deferred loan fees                                $    384       $   319
  Allowance for loan losses                              807           549
  Vacation accrual                                       122           114
  Unrealized losses on securities
   available for sale                                      -         1,851
  Other                                                  142           151
                                                    --------       --------
     Total deferred tax assets                         1,455         2,984
                                                    --------       --------
Deferred tax liabilities:
  Unrealized gains on securities
    available for sale                                  (538)            -
  FHLB stock dividends                                (1,161)       (1,045)
  Accumulated depreciation                              (120)         (117)
  Tax bad debt reserve in excess of
    base-year reserve                                   (103)         (209)
  Other                                                    -          (106)
                                                    --------       --------
     Total deferred tax liabilities                   (1,922)        (1,477)
                                                    --------       --------
     Net deferred tax asset (liability)             $   (467)      $  1,507
                                                    ========       ========

     For the fiscal year ended June 30, 1996 and years prior, the Company determined bad debt expense deducted from taxable income based on 8% of taxable income before such deduction or based on the experience method as provided by the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the experience method to record bad debt expense, and must also recapture the excess reserve accumulated from use of the 8% method ratably over a six-taxable-year period for all years subsequent to 1987. The income tax provision from 1987 to 1996 included an amount for the tax effect of such reserves. At March 31, 2001, the Company had recaptured approximately $1,300,000 of bad debt deductions taken in prior periods. At March 31, 2001, remaining bad debt deductions to be recaptured approximated $254,000.

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

     The repurchase programs result in a reduction of shares outstanding and reduce equity. A portion of shares repurchased were used to fund the MRDP and the Employee Stock Option Plan. These plans were approved by shareholders in August 1998 and were implemented in October 1998.

     Repurchases of the Company's stock which were approved by the Board of Directors and completed by management are summarized as follows:

                                                    Number of  Average
Month Completed                                      Shares     Price
August 1998                                         422,539    $ 15.51
February 1999                                       213,666      13.14
June 1999                                           210,666      13.03
November 1999                                       199,785      12.03
March 2001                                          179,005      10.71

     In December 2000, the Company received approval from the OTS to repurchase an additional 10%, or 331,900 of its outstanding shares. As of March 31, 2001, 11,800 shares had been repurchased under the program at a weighted average price per share of $14.23.

     Since converting to a stock company, 1,237,461 shares, or 27% of shares initially outstanding, have been repurchased.

11.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     As part of the conversion discussed in Note 10, an ESOP was established for all employees. The ESOP borrowed $3,756,000 from the Company and used the funds to purchase 375,590 shares of the common stock of the Company issued in the conversion. The loan will be repaid by the Bank over a seven-year period. The loan had an outstanding balance of $2,151,000 and $2,658,000 at March 31, 2001 and 2000, respectively, at an interest rate of 8.5%. The shares included in the ESOP are held in a suspense account and released to participants quarterly over a seven-year period. Compensation expense is recognized to the extent of the fair value of shares committed to be released. The Company recorded compensation expense related to the ESOP of $607,000, $612,000, and $723,000 during the years ended March 31, 2001, 2000, and 1999, respectively.

      ESOP share activity is summarized as follows:

                                                                 Committed to
                                                  Unreleased     be Released
                                                  ESOP Shares       Shares

Balance, March 31, 1998                             348,762         26,828
1999 release                                        (53,656)        53,656
                                                   --------       --------
Balance, March 31, 1999                             295,106         80,484
2000 release                                        (53,656)        53,656
                                                   --------       --------
Balance, March 31, 2000                             241,450        134,140
2001 release                                        (53,656)        53,656
                                                   --------       --------
Balance, March 31, 2001                             187,794        187,796
                                                   ========       ========

12.  MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN ("MRDP")

     In May 1998, the Board of Directors approved an MRDP for the benefit of officers and non-employee directors which authorizes the grant of 187,795 common stock shares. Shareholders approved the plan in July 1998. Those eligible to receive benefits under the MRDP are determined by members of a committee appointed by the Board of Directors of the Company. MRDP awards vest ratably over a two- to six-year period beginning on the first anniversary of the effective date of the MRDP, or upon the participant's death or disability. The Company recognizes compensation expense based on the fair value of the common stock on the grant date in accordance with the vesting schedule during the years in which the shares are payable. Compensation expense for the years ended March 31, 2001, 2000, and 1999 was $267,000, $373,000, and $189,000 respectively. In fiscal year 1998,
     147,322 shares were granted to eligible participants covered under the plan at a share price of $11.15. In fiscal year 2000, an additional 6,350 shares were granted at a share price of $11.18, and 36,871 shares were forfeited at a share price of $11.15. In fiscal year 2001, 7,130 shares were granted at a share price of $11.72. At March 31, 2001, total outstanding MRDP shares totaled 123,931.

13.  EARNINGS PER SHARE ("EPS")

     EPS is computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP Plan and stock options granted under the stock option plan. Shares held by the Company's ESOP that are committed for release are included in the basic and diluted EPS calculations. The following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations for the years ended March 31, 2001, 2000, and 1999. There are no resulting adjustments to net earnings:

                                               2001        2000       1999
Weighted average common shares out-
  standing - basic                         3,331,002   3,546,873   4,065,423
Effect of dilutive securities on number
  of shares:
    MRDP shares                               25,723     127,596      70,635
    Stock options                             10,485      49,131      23,482
                                           ---------   ---------   ---------
Total dilutive securities                     36,208     176,727      94,117

Weighted average common shares out-
  standing - assuming dilution             3,367,210   3,723,600   4,159,540


14.  STOCK OPTION PLAN

     In May 1998, the Board of Directors approved a stock option plan for officers, directors, and employees, which authorizes the granting of stock options. Shareholders approved the Plan in July 1998. The maximum number of shares which may be issued under this plan is 469,488 with a maximum term of ten years for each option from the date of grant. All awards vest in equal installments over a five- to six-year period. Unvested options become immediately exercisable in the event of death or disability.

      Stock option activity is summarized as follows:

                                                                  Weighted
                                                     Weighted     Average
                                                     Average      Remaining
                                      Number of      Exercise    Contractual
                                        Shares        Price         Life

Outstanding, March 31, 1998            356,500       $  11.15     8.5 years

  Granted                                    -              -
                                      --------       --------
Outstanding, March 31, 1999            356,500          11.15     8.5 years

  Granted                                5,047          11.18
  Canceled                             (80,551)         11.15
                                      --------       --------
Outstanding, March 31, 2000            280,996          11.15     9.5 years

  Granted                               66,251           9.70
  Canceled                             (16,565)         11.15
  Exercised                             (5,592)         11.15
                                      --------       --------
Outstanding, March 31, 2001            325,090       $  10.85     8.5 years
                                      ========       ========

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

     The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 2001            2000
                                                 ----            ----
         Risk-free interest rate                 4.64%           5.95%
         Expected dividend                       2.66%           2.61%
         Expected lives, in years                 5.0             5.0
         Expected volatility                      21%             19%

     The estimated weighted average grant-date fair value of options granted was $1.91, $2.39, and $4.85 per share for the years ended March 31, 2001, 2000, and 1999, respectively. Had compensation cost for these awards been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended March 31, 2001, 2000, and 1999 (dollars in thousands):

                                         2001         2000        1999
Net income:
  As reported                         $  1,694     $  2,609     $ 3,154
  Pro forma                              1,612        2,534       3,057

Earnings per common share - basic:
  As reported                         $   0.51     $   0.74     $  0.78
  Pro forma                               0.48         0.71        0.75

Earnings per common share - diluted:
  As reported                         $   0.50     $   0.70     $  0.76
  Pro forma                               0.48         0.68        0.73

15.  REGULATORY MATTERS AND CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets, of Core capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2001.

     As of March 31, 2001, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based and Tier I risk-based ratios as set forth in the table below. There are no conditions or events, since the notification, that management believes have changed the Bank's category.


     The Bank's actual and required capital amounts and ratios are presented in the table below (dollars in thousands):
                                                                                    Categorized as
                                                                                "Well Capitalized" Under
                                                    For Capital Adequacy           Prompt Corrective
                                  Actual                 Purposes                  Action Provision
                            -----------------       -----------------            -------------------
                             Amount    Ratio          Amount    Ratio              Amount     Ratio

As of March 31, 2001

Total Capital
 (To risk weighted assets)  $ 50,646   22.3 %        $ 18,203    8.0 %           $ 22,754     10.0 %

Tier I Capital
 (To risk weighted assets)  $ 48,548   21.3 %             N/A    N/A             $ 13,652      6.0 %

Core Capital
 (To total assets)          $ 48,548   12.5 %        $ 15,490    4.0 %           $ 19,362      5.0 %

Tangible Capital
 (To tangible assets)       $ 48,548   12.5 %        $  5,809    1.5 %                N/A      N/A

As of March 31, 2000

Total Capital
 (To risk weighted assets)  $ 53,812   28.5 %        $ 15,114    8.0 %           $ 18,892      10.0 %

Tier I Capital
 (To risk weighted assets)  $ 52,416   27.7 %             N/A    N/A             $ 11,335       6.0 %

Core Capital
 (To total assets)          $ 52,416   14.0 %        $ 14,934    4.0 %           $ 18,667       5.0 %

Tangible Capital
  (To tangible assets)      $ 52,416   14.0 %        $  5,600    1.5 %                N/A       N/A





     The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at March 31, 2001 (in thousands):

     Equity                                       $  49,650
     Unrealized securities gains                       (817)
     Equity of non-includable subsidiaries             (178)
     Goodwill and other intangible assets              (107)
                                                  ---------
     Tangible capital                                48,548
     General valuation allowance                      2,098
                                                  ---------
     Total capital                                $  50,646
                                                  =========
     At periodic intervals, the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 2001, 2000, and 1999 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

16.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a contributory defined contribution plan pursuant to
     Section 401(k) of the IRC covering substantially all employees. Under the plan, the Company made contributions limited to 3.33% of participating employees' salaries for the years ended March 31, 2001, 2000 and 1999. Contributions and plan administration expenses totaled $101,000, $100,000, and $88,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

17.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to certain financial instruments with off-balance sheet risk to meet the financing needs of customers. Commitments to extend credit were $36,504,000 at March 31, 2001, which include fixed rate loan commitments of $1,580,000. The ranges of interest rates for these loan commitments are 5.625% to 11.45%.

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

     The Bank originates residential real estate loans and, to a lesser extent, commercial, agriculture, and consumer loans. Greater than 75% of all loans in the Bank's portfolio are secured by properties located in communities of eastern Oregon and western Idaho.

     The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     A summary of carrying value and estimated fair value of financial instruments is summarized as follows (in thousands):

                                     March 31, 2001         March 31, 2000
                                ---------------------   ---------------------
                                Carrying                Carrying
                                 Value     Fair Value    Value     Fair Value

Financial assets:
  Cash and cash equivalents     $ 10,581   $ 10,581    $  9,261    $  9,261
  Securities                      96,924     96,924     122,051     122,051
  Loans receivable, net of
    allowance for loan losses    250,897    263,341     220,591     216,008
  FHLB stock                       4,651      4,651       3,897       3,897

Financial liabilities:
  Demand and savings deposits    125,884    125,884     121,246     121,246

  Time certificates of deposit   127,893    129,069     116,489     116,425

   FHLB advances                  73,125     75,715      76,750      76,208

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

     FINANCIAL LIABILITIES - The estimated fair value of demand and savings deposits approximates carrying amounts. The fair value of time certificates of deposit and FHLB advances is estimated by discounting the future cash flows using current rates offered on similar instruments. The value of long-term relationships with depositors is not reflected.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - Commitments to extend credit represent all off-balance-sheet financial instruments. The fair value of these commitments is not significant. See Note 17 to the consolidated financial statements.

19.  DIRECTORS' PENSION PLAN

     The Company established a directors - emeritus plan (the "Plan") effective February 25, 1997. The purpose of the Plan is to reward and retain directors of experience and ability in key positions of responsibility by providing such directors with a benefit upon their retirement from the Board of Directors, as compensation for their past services to the Bank and as an incentive to perform such services in the future. The Plan is funded through current operations and no assets are specifically identified to fund future benefit payments.

     Following are disclosures related to the Plan (in thousands):

                                                      2001     2000
Change in benefit obligation:
  Benefit obligation, beginning of year             $  303   $  313
  Service cost                                           8        8
  Interest cost                                         23       23
  Benefits paid                                        (35)     (41)
                                                    ------   ------
  Benefit obligation, end of year                   $  299   $  303
                                                    ======   ======
Unrecognized prior service cost                     $  259   $  281
                                                    ======   ======
Weighted average assumption - discount rate              7 %      7 %
                                                    ======   ======
Components of net periodic benefit cost:
  Service cost                                      $    8   $    8
  Interest cost                                         23       23
  Amortization of prior service cost                    22       22
                                                    ------   ------
Net periodic benefit cost                           $   53   $   53
                                                    ======   ======

20.  PARENT COMPANY FINANCIAL INFORMATION

     The Parent company financial information at March 31, 2001 and 2000 is as follows (in thousands):

                                                      2001     2000
                                                      ----     ----
Assets:
  Cash                                              $ 4,960   $   823
  Investment in subsidiary                           49,632    49,316
  Other assets                                        3,349     3,054
                                                    -------   -------
     Total                                          $57,941   $53,193
                                                    =======   =======
Liabilities and Shareholders' Equity:
  Liabilities:
    Other liabilities                               $   135   $    89
    Shareholders' equity                             57,806    53,104
                                                    -------   -------
           Total                                    $57,941   $53,193
                                                    =======   =======

     The statements of income for the years ended March 31, 2001, 2000, and 1999 are as follows (in thousands):

                                                 2001       2000       1999
Other income:
  Equity in undistributed income
    of subsidiary                             $  2,177   $  3,015   $  3,239
  Interest on loan to ESOP                           -          -        288
                                              --------   --------   --------
           Subtotal                              2,177      3,015      3,527

Other expense:
  Interest and other                               784        651        426
  Income tax benefit                              (301)      (245)       (53)
                                              --------   --------   --------
           Net income                         $  1,694   $  2,609   $  3,154
                                              ========   ========   ========

     The statements of cash flows for the years ended March 31, 2001, 2000, and 1999 are as follows (in thousands):

                                                 2001       2000       1999

Cash flows from operating activities:
  Net income                                  $  1,694   $  2,609   $  3,154
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Equity in undistributed income of
        subsidiary                              (2,177)    (3,015)    (3,239)
      Compensation expense related to MRDP         267        373        189
  Change in assets and liabilities:
    Other assets                                  (295)       448        398
    Other liabilities                               46         89        (27)
                                              --------   --------   --------
     Net cash provided by (used in)
       operating activities                       (465)       504        475
                                              --------   --------   --------
Cash flows from investing activities -
  Investment in subsidiary                       6,627      1,533        629
                                              --------   --------   --------
Cash flows from financing activities:
  Repurchase of common stock                      (946)    (6,356)    (9,361)
  Payment of cash dividend                      (1,079)    (1,056)      (916)
                                              --------   --------   --------
     Net cash used in financing activities      (2,025)    (7,412)   (10,277)
                                              --------   --------   --------
Net increase (decrease) in cash                  4,137     (5,375)    (9,173)

Cash:
  Beginning of year                                823      6,198     15,371
                                              --------   --------   --------
  End of year                                 $  4,960   $    823   $  6,198
                                              ========   ========   ========

21.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     Year ended March 31, 2001 (in thousands, except share data):

                               June 30   September 30   December 31  March 31

Total interest income         $  6,835     $  7,245      $  7,238    $  6,961
Total interest expense           3,633        4,032         3,978       3,749
                              --------     --------      --------    --------
Net interest income              3,202        3,213         3,260       3,212
Provision for loan losses          104          502           117          71
                              --------     --------      --------    --------
Net interest income
  after provision                3,098        2,711         3,143       3,141

Noninterest income                 441          182           958         574
Noninterest expense              2,611        2,722         3,933       2,638
                              --------     --------      --------    --------
Income before income taxes         928          171           168       1,077
Provision for income taxes         315           55            52         228
                              --------     --------      --------    --------
Net income                    $    613     $    116      $    116    $    849
                              ========     ========      ========    ========
Basic earnings per share      $   0.19     $   0.03      $   0.03    $   0.26

Diluted earnings per share    $   0.19     $   0.03      $   0.03    $   0.25


     Year ended March 31, 2000 (in thousands, except share data):

                               June 30   September 30   December 31  March 31

Total interest income         $  5,621     $  6,026      $  6,360    $  6,541
Total interest expense           2,523        2,810         3,123       3,320
                              --------     --------      --------    --------
Net interest income              3,098        3,216         3,237       3,221
Provision for loan losses           71           59           (12)         60
                              --------     --------      --------    --------
Net interest income
  after provision                3,027        3,157         3,249       3,161

Noninterest income                 342          523           406         331
Noninterest expense              2,343        2,477         2,658       2,637
                              --------     --------      --------    --------
Income before income taxes       1,026        1,203           997         855
Provision for income taxes         388          431           355         298
                              --------     --------      --------    --------
Net income                    $    638     $    772      $    642    $    557
                              ========     ========      ========    ========
Basic earnings per share      $   0.17     $   0.22      $   0.18    $   0.17

Diluted earnings per share    $   0.16     $   0.20      $   0.18    $   0.16

                                   * * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     Not applicable.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorpor-ated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

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

          3(a)   Articles of Incorporation of the Registrant (1)
          3(b)   Bylaws of the Registrant (1)
          3(c)   Amendment to Bylaws of the Registrant (2)
          10(a) Amended Employment Agreement with Berniel Maughan(3) 10(b) Amended Employment Agreement with Zane F. Lockwood(3) 10(c) Amended Employee Severance Compensation Plan (4) 10(d) Pioneer Bank, a Federal Savings Bank Employee Stock
                   Ownership Plan (4)
          10(e) Pioneer Bank, a Federal Savings Bank 401 (k) Plan (1) 10(f) Pioneer Bank Director Emeritus Plan (1)
          10(g)  1998 Stock Option Plan (5)
          10(h)  1998 Management Recognition and Development Plan (5)
          21     Subsidiaries of the Registrant
          23     Consent of the Independent Auditors

-------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Amended Form 10-Q for the quarter ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended December 31, 2000.
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

     (b)  Reports on Form 8-K

          Three Current Reports Form 8-K were filed during the quarter ended March 31, 2001. Two Forms 8-K, were filed on January 22, 2001, in which (i) the Company announced its restructuring and strategic focus; and (ii) announced that the Company had provided documents to Stilwell Associates, L.P., pursuant to a statutory shareholder's request. A third Form 8-K was filed on February 15, 2001, which announced the Company's rejection of the request by Joseph Stilwell that he be allowed to name two persons to the Company's Board of Directors.

                            SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OREGON TRAIL FINANCIAL CORP.

Date:  June 29, 2001            By:/s/ Berniel L. Maughan
                                   -----------------------------------------
                                   Berniel L. Maughan
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                     TITLE                                DATE

/s/ Berniel L. Maughan    President and Chief Executive         June 29, 2001
------------------------- Officer (Principal Executive Officer)
Berniel L. Maughan

/s/ Jon McCreary          Chief Financial Officer               June 29, 2001
------------------------- (Principal Financial Officer)
Jon McCreary

/s/ Stephen R. Whittemore Chairman of the Board                 June 29, 2001
-------------------------
Stephen R. Whittemore

/s/ John Gentry           Director                              June 29, 2001
-------------------------
John Gentry

                          Director                              June __, 2001
-------------------------
Albert H. Durgan

/s/ Edward H. Elms        Director                              June 29, 2001
-------------------------
Edward H. Elms

/s/ John A. Lienkaemper   Director                              June 29, 2001
-------------------------
John A. Lienkaemper

                          Director                              June   , 2001
-------------------------
Charles Rouse

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

------------
(1) The operations of the Company's subsidiary are included in the Company's consolidated financial statements.
(2)  Wholly-owned subsidiary of Pioneer Bank, A Federal Savings Bank.

                                 Exhibit 23

                      Consent of Deloitte & Touche LLP

                   [Letterhead of Deloitte & Touche LLP]



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements Nos. 333-67541 and 333-37427 of Oregon Trail Financial Corp. on Form S-8, of our report dated May 18, 2001, appearing in the Annual Report on Form 10-K of Oregon Trail Financial Corp. for the year ended March 31, 2001.

/s/ Deloite & Touche LLP

DELOITTE  & TOUCHE LLP

Portland, Oregon
June 28, 2001