Form 10-K405/A
period 2001-03-31
OREGON TRAIL FINANCIAL CORP
filed 2001-07-27
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-K/A


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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                   None

                             PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Reports of Ownership and Changes in Ownership

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires Oregon Trail Financial Corp.'s ("Company") executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms it has received and written representations provided to the Company by the above referenced persons, the Company believes that during the fiscal year ended March 31, 2001 all filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

Directors

     The following table sets forth as to each director, his name, age, and the year he first became a director.

                                    Year First Elected or         Term to
   Name                  Age(1)     Appointed Director(2)          Expire
   ----                  ------     ---------------------          ------

Albert H. Durgan          70                1985                    2002
Edward H. Elms            53                1986                    2002
Stephen R. Whittemore     51                1983                    2003
Charles H. Rouse          55                1991                    2003
John Gentry               53                1992                    2004
John A. Lienkaemper       64                1979                    2004
-----------------
(1)  As of March 31, 2001.
(2) Includes prior service on the Board of Directors of Pioneer Bank, A Federal Savings Bank ("Savings Bank"). Each member of the Board of Directors of the Company is also a member of the Board of Directors of the Savings Bank.

     The present principal occupation and other business experience during the last five years of each director is set forth below:

     John Gentry has been President and General Manager of Gentry Ford Sales, Inc., an automobile dealership located in Ontario, Oregon, since 1985. He served as Vice President of that company between 1972 and 1985. Mr. Gentry has a Bachelor of Science degree in Business/Journalism from the University of Oregon. He has been a Director and President of the Ontario, Oregon, Chamber of Commerce, a Director of the City of Ontario, Oregon, Budget Board, a Director and President of the Oregon Automobile Dealers Association, and a Director of the Western States Ford Dealer Advertising Association.

     John A. Lienkaemper has been a senior auditor, consultant and U.S. Safety Coordinator for The Loewen Group, which owns and operates funeral homes, cemeteries, and crematories, since 1993. Mr. Lienkaemper was a consultant for Malletta-Verton Partnership, a funeral home operator, from 1989 to 1993.
Prior to 1989, he owned and operated Lienkaemper Chapels located in Nyssa, Ontario, and Vale, Oregon. Mr. Lienkaemper has a Bachelor of Science in Geology from Oregon State University.

     Albert H. Durgan is retired from Pioneer Bank, A Federal Savings Bank ("Savings Bank") after 34 years of service. He served as President of the Savings Bank from 1986 to 1992. Prior to being President, he held the position of Executive Vice President for seven years, Branch Manager for 18 years, and also served in other front-line and back office positions. Mr. Durgan has a Bachelor of Science degree in Real Estate and Finance from the University of Oregon.

     Edward H. Elms has been the owner of P&E Distributing Company, a beverage distributor, located in Baker City, Oregon, for 29 years. He also owns and manages commercial and residential rental properties in the Baker City area. Mr. Elms was the co-owner of Heritage Chevrolet, a car dealership located in Baker City, Oregon, from 1996 to 1999. Mr. Elms has a degree in Diesel Technology from the Oregon Institute of Technology.

     Stephen R. Whittemore has been the owner of BesTruss, an engineered roof systems company, since 1996 and has been a partner in Wallowa Lake Tram, Inc. since 1983. He was the owner of La Grande Lumber Company, a distributor of building materials, from 1971 to 1996. Mr. Whittemore has a Bachelor of Science degree in Economics from Oregon State University.

     Charles H. Rouse has been employed by Norris Beggs & Simpson Realtors as Vice President, Corporate Services, since January of 2001. Prior to 2001, Mr. Rouse was an authorized Sears dealer in Baker City, Oregon, and a property developer and manager since 1995. He was the owner of Rouse's Home Furnishings, Baker City, Oregon, from 1985 to 1995. He has been a Director of the Oregon Tourism Commission and the Western Building Materials Association. Mr. Rouse has a Bachelor of Science degree in Biology and a Masters of Business Administration from Oregon State University.

Meetings and Committees of the Board of Directors

     The Boards of Directors of the Company and the Savings Bank conduct their business through meetings of the Boards and through their committees. During the fiscal year ended March 31, 2001, the Board of Directors of the Company held five special meetings and four regularly scheduled meetings, and the Board of Directors of the Savings Bank held one special meeting and 12 regularly scheduled meetings. No director of the Company or the Savings Bank attended fewer than 75% of the total meetings of the Boards and committees on which such person served during this period.

     Committees of the Company's Board. The Company's Board of Directors has established Audit and Nominating Committees.

     The Audit Committee consists of Directors Elms (Chairman), Gentry and Durgan. It receives and reviews all reports prepared by the Company's external and internal auditor. The internal auditor reports monthly to the Audit Committee. The Audit Committee met five times during the fiscal year ended March 31, 2001.

     The full Board of Directors acts as a Nominating Committee for the annual selection of management's nominees for election as directors of the Company. The full Board of Directors met once in its capacity as Nominating Committee on July 24, 2001.

     Committees of the Savings Bank's Board. The Savings Bank's Board of Directors has established Personnel and Compensation, Audit and Nominating Committees, among others.

     The Personnel Committee, consisting of Directors Rouse (Chairman), Elms and Lienkaemper, is responsible for all personnel issues, including recommending compensation levels for all employees and senior management to the Board of Directors. The Personnel Committee meets at least twice a year and met four times during the year ended March 31, 2001.

     The Audit Committee, consisting of Directors Elms (Chairman), Gentry and Durgan, receives and reviews all reports prepared by the Savings Bank's external auditor and the internal audit function. The Audit Committee met four times during the year ended March 31, 2001.

     The full Board of Directors acts as a Nominating Committee for the annual selection of its nominees for election as directors. The full Board of Directors met once in its capacity as Nominating Committee on July 24, 2001.

Directors' Compensation

     Fees. The Company and the Savings Bank each pay fees to its directors. Each director of the Company receives a quarterly fee of $1,000, except that the Chairman of the Board receives a quarterly fee of $1,250. Each director of the Savings Bank, other than the Chairman of the Board, receives a monthly fee of $1,075. The Chairman of the Board of the Savings Bank receives a monthly fee of $1,125. Each director receives an additional $125 per month for service on the Board of Directors of Pioneer Development Corporation, a wholly-owned subsidiary of the Savings Bank. The Company and the Savings Bank paid total fees to directors of $165,000 for the fiscal year ended March 31, 2001.

     Directors Emeritus Plan. The Savings Bank maintains the Pioneer Bank Director's Plan which confers director emeritus status on a director who retires at or after attaining age 70 with 10 or more years of service. Under the Director's Plan, a director emeritus receives a fee equal to the greater of $800 or 65% of the fee payable to regular Board members for attendance at monthly Board meetings. The fee is payable for the life of the director emeritus. As a condition of receipt of benefits under the Director's Plan, a director emeritus is expected to be available to advise and consult with management of the Savings Bank, represent and promote the interests of the Savings Bank in its primary market area, and refrain from business activities that are competitive with or contrary to the interests of the Savings Bank.
An additional feature of the Director's Plan provides that, in the event of a change in control of the Company or the Savings Bank (as defined in the Director's Plan), each active director would be treated as a director emeritus on the effective date of the change of control. Within 30 days of such date, each director would receive a payment equal to the present value of seven times the annual fees payable to the director at the effective time of the change in control. The present value calculation is based on the applicable federal rate as published by the Internal Revenue Service. Assuming a change in control had occurred at March 31, 2001, the aggregate amount payable under the Director's Plan to all current directors would be approximately $326,000.

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company.

Name                Age(1)     Position
----                ------     --------

Berniel L. Maughan   58        President and Chief Executive Officer

Zane F. Lockwood     46        Executive Vice President

Jonathan McCreary    33        Chief Financial Officer
-----------------
(1)    At March 31, 2001.

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

     Jonathan McCreary has served as Chief Financial Officer and Senior Vice President of the Company and the Bank since July 17, 2000. Mr. McCreary previously served with Metropolitan Mortgage & Securities Inc., since 1993, and was Chief Investment Officer in 2000 when he left to join Oregon Trail Financial Corp. Mr. McCreary has over ten years experience in financial management, portfolio management and accounting. He is a Chartered Financial Analyst, Certified Public Accountant, Certified Managerial Accountant, and holds a Bachelors Degree in Finance and Accounting from Central Washington University

Item 11.  Executive Compensation
--------------------------------

Summary Compensation Table

     The following information is provided for the chief executive officer and all other officers of the Company who received salary and bonuses of $100,000 or more during the year ended March 31, 2001("Named Executive Officers").


                                                              Long-term Compensation
                                 Annual Compensation(1)                Awards
                             --------------------------      -------------------------
                                                              Restricted     Number           All
Name and                                                         Stock         of         Other Annual
Position                     Year  Salary($)     Bonus       Awards($)(2)   Options(3)   Compensation(4)
--------                     ----  ---------     -----       ------------   ----------   ---------------

Berniel L. Maughan(5)        2001  $124,039     $25,000       $     --        50,000       $ 3,000
President and
 Chief Executive Officer

Zane F. Lockwood(6)          2001    96,000          --             --            --        26,733
Executive Vice               2000    84,224          --             --            --        19,661
 President and               1999    76,324      20,000        209,386        46,948         4,654
 Corporate Secretary
---------------
(1)  Does not include certain benefits, the aggregate amounts of which do not exceed 10% of total annual salary and bonus.
(2)  Represents the value of restricted stock awards at October 8, 1998, the date of grant, for Mr.
     Lockwood, pursuant to the MRDP.  Dividends are paid on such awards if and when declared and paid by the
     Company on the Common Stock.  At March 31, 2001, the value of the unvested awards (which vest pro rata over the remaining three year period) for Mr. Lockwood was approximately $158,448 (11,267 shares at
     $14.063 per share).

                                (footnotes continued on following page)



(3) For Mr. Maughan, represents the number of options granted on May 22, 2000, which vest at a rate of 20% per year over a five year period. For Mr. Lockwood, represents the number of options granted on October 8, 1998, which vest at a rate of 20% per year over a five year period.
(4) Consists of employer 401(k) plan contributions and Employee Stock Ownership Plan ("ESOP") shares allocated but not necessarily vested. ESOP shares allocated are valued at share price on the close of business on March 31, 2001 ($14.063).
(5) On May 25, 2000, Berniel L. Maughan was appointed by the Board of Directors to become the President and Chief Executive Officer of the Company and the Savings Bank.
(6) Prior to Mr. Maughan's appointment as President and Chief Executive Officer, Mr. Lockwood, Executive Vice President and Corporate Secretary of the Company and the Savings Bank, was appointed by the Boards of Directors of the Company and the Savings Bank as Acting President and Chief Executive Officer.

     Option Grants in Last Fiscal Year. The Company maintains the 1998 Stock Option Plan, which provides discretionary awards of options to purchase Common Stock to officers, directors and employees as determined by the Board of Directors. The Stock Option Plan was approved by stockholders at the 1998 Annual Meeting of Stockholders. The following table lists all grants of options under the Stock Option Plan to Mr. Maughan for the year ended March 31, 2001. No options were granted to Mr. Lockwood during the year ended March 31, 2001.

                                                                                 Potential Realizable
                                                                                     Value at Assumed
                      Number of     Percent of                                 Annual Rates of Stock Price
                      Securities    Total Options                                    Appreciation for
                      Underlying    Granted to                                        Option Term(2)
                       Options      Employees in    Exercise   Expiration
Name                  Granted (1)      Year          Price        Date              5%($)         10%($)
----                  -----------      ----          -----        ----         ---------------------------
Berniel L. Maughan     50,000         75.47%         $9.125      5/22/10         $642,500      $1,224,500
------------------
(1)  Each option grant reported in the table vests at the rate of 20% per annum.  Options will become immediately exercisable in the event of a change in control of the Company.
(2)  The dollar gains under these columns result from calculations required by the SEC's rules and are not intended to forecast future price appreciation of the Common Stock of the Company.  It is important to note that options have value to the listed executive only if the stock price increases above the exercise price shown in the table during the effective option period.  In order for the listed executives to realize the potential values set forth in the 5% and 10% columns in the table, the price per share of the Company's Common Stock would be approximately $21.97 and $33.61, respectively, as of the expiration of the options granted on May 22, 2000.



     Option Exercise/Value Table. The following table lists all possible exercises of options under the
Stock Option Plan by the Named Executive Officers for the year ended March 31, 2001 and contains certain information about the potential value of the options based upon certain assumptions as to the appreciation of the Company's Common Stock over the life of the option.

                                                         Number of
                                                   Securities Underlying            Value of Unexercised
                                                    Unexercised Options             In-the-Money Options
                       Shares         Value          at Fiscal Year End(#)        at Fiscal Year End($)(1)
                     Acquired on      Value       --------------------------     --------------------------
   Name              Exercise (#)   Realized($)   Exercisable  Unexercisable     Exercisable  Unexercisable
   ----              ------------   -----------   -----------  -------------     -----------  -------------
Berniel L. Maughan       --             --              --         50,000        $     --       $246,900
Zane F. Lockwood         --             --          18,779         28,169          54,703         82,056
--------------
(1)  Value of unexercised in-the-money options equals market value of shares covered by in-the-money options on March 31, 2001 less the option exercise price.  Options are in-the-money if the market value of the shares covered by the options is greater than the option exercise price.

     Employment Agreements. The Company (the "Employer") entered into employment agreements ("Employment Agreement") with Messrs. Maughan and Lockwood (individually, the "Executive") on May 22, 2000 and April 1, 2000, respectively, which were subsequently amended on February 12, 2001. The amendments to the Employment Agreements were made to provide the benefits to the Executive intended when the Board of Directors adopted the initial Employment Agreements.

     Mr. Maughan's Employment Agreement is for an initial four-year term, which may be extended annually for an additional year at the discretion of the Board of Directors of the Company. Mr. Lockwood's Employment Agreement was for an initial term of 20 months until June 1, 2001, and may be extended annually for an additional year at the discretion of the Board of Directors of the Company. The Employment Agreements provide that the Executive's base salary is subject to annual review by the Board of Directors. The current base salaries for Messrs. Maughan and Lockwood are $150,000 and $96,000, respectively. The Employment Agreements are terminable by the Employer at any time, by the Executive if the Executive is assigned duties inconsistent with his initial position, duties, responsibilities and status, or upon the occurrence of certain events specified by federal regulations.

     The Employment Agreements provide for liquidated damages in the event of involuntary termination, not involving a change in control. Under this provision, Mr. Maughan would receive the lesser of three year's base salary or the base salary for the remaining term of his Employment Agreement, plus the average bonus paid over the last two fiscal years, all payable monthly. Mr. Lockwood would receive the lesser of 18 month's base salary or the base salary
for the remaining term of his Employment Agreement,  payable monthly.   The
Executives would also be entitled to health and other insurance coverage as currently provided. All of these payments would be reduced, dollar for dollar, by any earnings or insurance the Executive receives over this same time period from any other employment.

     The Employment Agreements also provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Employer. Severance payments also will be provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, the Executive is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The term "change in control" is defined in the agreement as having occurred when, among other things, (a) a person other than the Company purchases shares of Common Stock pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) a majority of the membership of the Board of Directors changes as the result of a contested election, or (d) shareholders of the Company approve a merger, consolidation, sale or disposition of all or substantially all of the Company's assets, or a plan of partial or complete liquidation.

     In the event of the Executive's termination six months preceding, at the time of, or within 24 months following a change of control, the Executives would be entitled to receive the severance payment described above and a lump sum cash payment equal to 2.99 times the Executive's base amount of compensation, minus the acceleration and lapse value of any unvested stock options. Assuming that a change in control had occurred at March 31, 2001 and that the Executives received a lump sum cash payment under the Employment Agreements, Messrs. Maughan and Lockwood would have been entitled to a payment of approximately $448,500 and $287,040, respectively. Section 280G of the Code provides that severance payments that equal or exceed three times the individual's base amount are deemed to "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of such excess payments. The Employment Agreements provide that in the event any payments or benefits provided to the Executives constitute excess parachute payments, the Employer will pay the Executive in cash any additional amounts equal to the amount needed to ensure that the amount of such payment and the value of such benefits received by the Executive, net of any taxes, equals the amount of such payments and value of such benefits as the Executive would receive in the absence of any excise taxes.

     The Employment Agreements restrict the Executive's right to compete against the Employers for a period of one year from the date of termination of the Employment Agreement if the Executive voluntarily terminates employment, except in the event of a change in control.

Audit Committee Matters

     Audit Committee Charter. The Audit Committee operates pursuant to a Charter approved by the Company's Board of Directors. The Audit Committee reports to the Board of Directors and is responsible for overseeing and monitoring financial accounting and reporting, the system of internal controls established by management and the audit process of the Company. The Audit Committee Charter sets out the responsibilities, authority and specific duties of the Audit Committee. The Charter specifies, among other things, the structure and membership requirements of the Committee, as well as the relationship of the Audit Committee to the independent accountants, the internal audit department, and management of the Company. A copy of the Audit Committee Charter is attached to this Amended Form 10-K as Exhibit 99.

     Report of the Audit Committee. In connection with the specific activities performed by the Committee in its oversight role, it has issued the following report as of July 24, 2001:

     (1) The Audit Committee has reviewed and discussed the audited financial statements as of and for the year ended March 31, 2001 with management of the Company.

     (2) The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 61 and SAS 90.

     (3) The Audit Committee has received from the independent accountants, as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committee, (i) a written disclosure, indicating all relationships, if any, between the independent auditor and its related entities and the Company and its related entities which, in the auditor's professional judgment, reasonably may be thought to bear on the auditor's independence, and
          (ii) a letter from the independent auditor confirming that, in its professional judgment, it is independent of the Company; and the Audit Committee has discussed with the auditor the auditor's independence from the Company.

     Based on the review and discussions referred to in paragraphs (1) through
(3) above, the Audit Committee recommended to the Board of Directors that the audited financial statements should be included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, for filing with the SEC.

                                     The Audit Committee:

                                     Edward H. Elms (Chairman)
                                     John Gentry
                                     Albert H. Durgan

     Independence and Other Matters. Each member of the Audit Committee is "independent," as defined, in the case of the Company, under the Nasdaq Stock Market Rules. The Audit Committee members do not have any relationship to the Company that may interfere with the exercise of their independence from management and the Company. None of the Audit Committee members are current officers or employees of the Company or its affiliates.

Compensation Committee Matters

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Form 10-K, in whole or in part, the following Report of the Compensation Committee and Performance Graph shall not be incorporated by reference into any such filings.

     Report of the Compensation Committee. Under rules established by the SEC, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief

Executive Officer and other executive officers. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to the fundamental executive compensation decisions affecting those individuals.

     The Personnel and Compensation Committee ("Committee") of the Savings Bank's Board of Directors sets and administers all policies, as defined by the SEC, that govern the total compensation, including long-term compensation of the Company's Chief Executive Officer and other executive officers. None of the members of the Committee is an employee of the Company. The Committee's policy is in keeping with the Company's philosophy to offer executive officers competitive compensation and benefits that will permit the Company to attract and retain highly qualified individuals and to motivate such individuals by rewarding them based on the Company's performance.

     Currently, the Company's executive compensation package consists primarily of base salary and bonus awards. Individual executive salaries are established based on the individual's subjective performance evaluation, the Company's performance, and market parity. The Committee uses compensation and bonus survey data from the Oregon Banker's Association, America's Community Bankers, and the Washington Financial Industry for its market comparison. The data compares the Company's executive officers to those similarly situated in other similarly sized financial institutions in the region. The compensation of Mr. Maughan, the Company's President and Chief Executive Officer, and Mr. Lockwood, the Company's Executive President and Corporate Secretary, is determined in the same manner as other executive officers as described above. Therefore, Messrs. Maughan's and Lockwood's compensation is largely dependent upon their individual performance, the Company's overall performance, and market comparison.

     Bonuses may be awarded to executive and other officers of the Company based on their performance and that of the Company. The Committee determines the appropriate level of bonuses using the Committee's assessment of each executive officer's contributions to the Company's success. More specifically, the Company's return on average assets, return on equity, corporate management, and staffing controls all are used in this assessment.

     The Company has implemented a Stock Option Plan and MRDP as part of its overall compensation to executive officers.

     The Company provides benefits to its executive officers that are generally available to other Company officers and employees. This includes a 401(k) profit sharing plan, an employee stock ownership plan, and a non-qualified deferred compensation plan for key executives. A committee appointed by the Board of Directors administers the plans. Messrs. Maughan and Lockwood participate in the 401(k) profit sharing plan and the employee stock ownership plan.

     The Committee has recognized that the efforts of key Company executives is, and will continue to be, paramount to its success. Therefore, the Board of Directors approved, based upon Committee recommendation, the adoption of an employment agreement with Mr. Maughan, which is designed to retain him and allow him a concerted focus on Company operations. The Company has also entered into an employment agreement with Mr. Lockwood. The terms of Messrs. Maughan's and Lockwood's employment agreements are discussed under "Executive Compensation -- Employment Agreements."

     The Committee has reviewed the total compensation of all executive officers during fiscal year 2001 and has concluded that their compensation is reasonable and consistent with the Company's compensation philosophy and industry practice.

     PERSONNEL AND COMPENSATION COMMITTEE

     /s/ Charles H. Rouse (Chairman)
     /s/ John A. Lienkaemper
     /s/ Edward H. Elms

     Compensation Committee Interlocks and Insider Participation. No executive officer of the Company or the Savings Bank has served as a member of the compensation committee of another entity, one of whose executive officers served on the Personnel Committee. No executive officer of the Company or the Savings Bank has served as a director of another entity, one of whose executive officers served on the Personnel Committee. No executive officer of the Company or the Savings Bank has served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company or the Savings Bank.

    Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Nasdaq U.S. Companies Index and a peer group of the SNL Securities, Inc. $250,000 to $500,000 Asset Thrift Index. Total return assumes (i) the reinvestment of all dividends and (ii) the value of the investment in the Company's Common Stock and each index was $100 at the close of trading on October 6, 1997, the date on which the Company's Common Stock began trading on the Nasdaq National Market.

                            [graph appears here]



                                                             Period Ended
                       -----------------------------------------------------------------------------------
Index                  10-06-97   03/31/98    09/30/98   03/31/99   09/30/99  03/31/00  09/30/00  03/31/01
-----                  --------   --------    --------   --------   --------  --------  --------  --------
Oregon Trail
 Financial Corp.       $100.00     106.26       78.31      78.26      68.75     54.99     73.73     90.29
NASDAQ - Total U.S.*    100.00     107.16       99.35     144.79     162.33    269.30    215.49    107.80
SNL $250M to $500M
 Thrift Index           100.00     116.82       92.65      99.50     115.26    104.63    122.28    139.58

*Source: CRSP, Center for Research in Security Prices, Graduate School of Business, The University of
Chicago, 2001.  Used with permission.  All rights reserved.  crsp.com


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Persons and groups who beneficially own in excess of 5% of the Company's Common Stock are required to file certain reports with the SEC, and provide a copy to the Company, disclosing such ownership pursuant to the Exchange Act. Based on such reports, the following table sets forth, at the close of business on July 10, 2001, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of Common Stock at the close of business on July 10, 2001. The table also sets forth, as of the close of business on July 10, 2001, certain information as to shares of Common Stock beneficially owned by the Company's directors, "named executive officers," and all directors and executive officers as a group.

                                      Number of Shares       Percent of Shares
Name                                Beneficially Owned (1)      Outstanding
----                                ----------------------      -----------

Beneficial Owners of More Than 5%

Pioneer Bank, A Federal Savings Bank(2)    363,787                  9.89%
Employee Stock Ownership Plan Trust

Joseph Stilwell(3)                         290,800                  7.91
26 Broadway, 23rd Floor
New York, NY 10004
Westport Asset Management, Inc.(4)         232,500                  6.32
253 Riverside Avenue
Westport, Connecticut 06880

Brandes Investment Partners, L.P.(5)       199,285                  5.42
12750 High Bluff Drive
San Diego, California 92130

Directors(6)

John Gentry                                 36,126                     *
John A. Lienkaemper                         36,351                     *
Albert H. Durgan                            31,643                     *
Edward H. Elms                              45,195                  1.23
Stephen R. Whittemore                       41,126                  1.12
Charles H. Rouse                            41,126                  1.12

Named Executive Officers(6)(7)

Berniel L. Maughan                          10,000                  0.27
Zane F. Lockwood                            35,153                  0.96
All Executive Officers and
 Directors as a Group (eight persons)      276,720                  7.52%
------------
*    Less than 1 percent of shares outstanding.
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has voting and/or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. The table includes exercisable stock options in the amounts of 11,737 each for Messrs. Gentry, Lienkaemper, Durgan, Elms, Whittemore and Rouse. The table also includes exercisable stock options in the amounts of 10,000 and 18,779 for Messrs. Maughan and Lockwood, respectively.
(2) Under the terms of the ESOP, the trustees will vote unallocated shares and allocated shares for which no voting instructions are received in the same proportion as shares for which the trustees have received voting instructions from participants. As of the July 10, 2001, 159,996 shares have been allocated to participants' accounts. The trustees of the ESOP are William H. Winegar, Michelle Kaseburg, Anne Raffetto and Jonathan McCreary.
(3) Based on a SEC Schedule 13D, dated May 29, 2001, that discloses shared voting and dispositive power as to 290,800 shares.
(4) Based on a SEC Schedule 13G, dated February 14, 2001, that discloses shared voting and dispositive power as to 232,500 shares.
(5) Based on a SEC Schedule 13G dated February 11, 1999, that discloses shared voting and dispositive power as to 199,285 shares.
(6) Includes unvested shares in the Company's Management Recognition and Development Plan ("MRDP"). Participants in the MRDP exercise all rights incidental to ownership, including voting rights.
(7) SEC regulations define the term "named executive officers" to include all individuals serving as chief executive officer during the most recently completed fiscal year, regardless of compensation level, and the four most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Messrs. Maughan and Lockwood were the Company's only "named executive officers" during the fiscal year ended March 31, 2001.

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, except for loans made pursuant to programs generally available to all employees, and must not involve more than the normal risk of repayment or present other unfavorable features. The Company's subsidiary financial institution is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made pursuant to programs generally available to all employees, and has adopted a policy to this effect. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the institution's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. At March 31, 2001, loans to directors and executive officers totalled approximately $1.2 million.

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

-------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Amended Form 10-Q for the quarter ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended December 31, 2000.
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

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

                                      OREGON TRAIL FINANCIAL CORP.


Date: July 26, 2001                   By:/s/ Berniel L. Maughan
                                         -------------------------------------
                                         Berniel L. Maughan
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

                                 Exhibit 99

                         Audit Committee Charter

                       OREGON TRAIL FINANCIAL CORP.

                      CHARTER OF THE AUDIT COMMITTEE
                        OF THE BOARD OF DIRECTORS


I.  Audit Committee Purpose

          The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit Committee's primary duties and responsibilities are to:

             (1) Monitor the integrity of the Company's financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance.

             (2) Monitor the independence and performance of the Company's independent auditors and internal auditing department.

             (3) Provide an avenue of communication among the independent auditors, management, the internal auditing department, and the Board of Directors.

          The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Company's expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

Audit Committee Composition and Meetings

          Audit Committee members shall meet the requirements of the NASDAQ National Market. The Audit Committee shall be comprised of three or more directors as determined by the Board, each of whom shall be independent non-executive directors, free from any relationship that would interfere with the exercise of his or her independent judgment. All members of the Committee shall have a basic understanding of finance and accounting, and be able to read and understand fundamental financial statements. At least one member of the Committee shall have accounting or related financial management expertise.

          Audit Committee members shall be appointed by the Board on recommendation of the Chairman. If an Audit Committee Chair is not designated or present, the members of the Committee may designate a Chair by majority vote of the Committee membership.

          The Committee shall meet at least four times annually, or more frequently as circumstances dictate. The Audit Committee Chair shall prepare and/or approve an agenda in advance of each meeting. The Committee should meet privately in executive session at least annually with management, the director of the internal auditing department, the independent auditors, and as a committee to discuss any matters that the Committee, or each of these groups believe should be discussed. In addition, the Committee, or at least its Chair, should communicate with management and the independent auditors quarterly to review the Company's financial statements and significant findings based upon the auditors limited review procedures.

III. Audit Committee Responsibilities and Duties

     Review Procedures

          . Review and reassess the adequacy of this Charter at least annually. Submit the charter to the Board of Directors for approval and have the document published at least every three years in accordance with SEC regulations.

          . Review the Company's annual audited financial statements and other published documents containing the company's financial information prior to filing or distribution. Review should include a discussion with management and the independent auditors of significant issues regarding accounting principles, practices, and judgments.

          . Review annual filings with the SEC and other published documents containing the company's financial information. Review should consider whether the information presented in the filings is consistent with the information contained in the financial statements.

          . In consultation with management, the independent auditors, and the internal auditors, consider the integrity of the Company's financial reporting processes and controls. Discuss significant financial and operational risk exposures and the steps management has taken to monitor, control, and report such exposures. Review significant findings prepared by the independent auditors and the internal auditing department together with management's responses.

          . Review with financial management, the independent auditors, and the internal auditor the company's quarterly financial results prior to the release of earnings; and/or the Company's quarterly financial statements prior to filing with the SEC or other regulators or prior to distribution. Discuss any significant changes to the Company's accounting principles and any items required to be communicated by the independent auditors in accordance with SAS 61. The Chair of the Committee may represent the entire Audit Committee for purposes of this review.

    Independent Auditors

          . The independent auditors are ultimately accountable to the Audit Committee and the Board of Directors. The Audit Committee shall review, confirm, and assure the independence and performance of the independent auditors. Annually, the Committee will recommend to the Board of Directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

          . Approve the fees and other significant compensation to be paid to the independent auditors.

          . On an annual basis, the Committee will review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors' independence. This should include a review of any consulting services provided by the independent auditors and the fees paid for those services.


          . Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss certain matters required to be communicated to audit committees in accordance with AICPA SAS 61.

          . Consider the independent auditors' judgments about the quality and appropriateness of the Company's accounting principles as applied in its financial reporting.

    Internal Audit Department and Legal Compliance

          . Review the budget, plan, changes in the plan, activities, organizational structure, and qualifications of the internal audit department as needed.

          . Review and retain veto power over the appointment, performance, and replacement of the internal auditor.

          . Annually, confirm and assure the independence of the internal auditor.

          . Review significant reports prepared by the internal audit department, together with management's response and follow-up to these reports.

          . On at least an annual basis, review with the Company's counsel any legal matters that could have a significant impact on the organization's financial statements, the Company's compliance with applicable laws and regulations, and inquiries received from regulators or governmental agencies.

Additional Audit Committee Responsibilities

          . Annually prepare a report to shareholders as required by the Securities and Exchange Commission. The report shall detail the Committee's review of the audited financial statements with management, discussions with the independent auditors pertaining to the requirements set out in SAS 61, the auditors' continued independence, and the Committees' recommendations as to inclusion of the financial statements in the Company's annual report. The report shall be included in the Company's annual proxy statement.

          . Establish, review, and periodically update a Code of Ethical Conduct; and ensure that management has established a system to enforce the Code.

          . Periodically perform a self-assessment of Audit Committee performance.

          . Review financial and accounting personnel succession-planning within the Company.

          . Annually review policies and procedures as well as audit results associated with directors' and officers' expense accounts and perquisites. Annually review a summary of directors' and officers' related-party transactions and potential conflicts of interest.

          . Perform any other activities consistent with this charter, the Company's by-laws, and governing law, as the Committee or the Board deems necessary or appropriate.

          . Maintain minutes of meetings and periodically report to the Board of Directors on significant results of the foregoing activities.

                                    * * * * *