Form 10-K405/A
period 2001-03-31
OREGON TRAIL FINANCIAL CORP
filed 2001-07-31
CIK 1041122

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

Directors

     The following table sets forth as to each director, his name, age, and the year he first became a director.

                                    Year First Elected or         Term to
   Name                  Age(1)     Appointed Director(2)          Expire
   ----                  ------     ---------------------          ------

Albert H. Durgan          70                1985                    2002
Edward H. Elms            53                1986                    2002
Stephen R. Whittemore     51                1983                    2003
Charles H. Rouse          55                1991                    2003
John Gentry               53                1992                    2004(3)
John A. Lienkaemper       64                1979                    2004(3)
-----------------
(1)  As of March 31, 2001.
(2) Includes prior service on the Board of Directors of Pioneer Bank, A Federal Savings Bank ("Savings Bank"). Each member of the Board of Directors of the Company is also a member of the Board of Directors of the Savings Bank.
(3) Assuming the individual is re-elected at the Annual Meeting of Stockholders.

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

                                      OREGON TRAIL FINANCIAL CORP.


Date: July 31, 2001                   By:/s/ Berniel L. Maughan
                                         -------------------------------------
                                         Berniel L. Maughan
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)