Form 10-Q
period 2001-06-30
OREGON TRAIL FINANCIAL CORP
filed 2001-08-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2001

                                 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934

                     Commission File Number:  0-26556

                        OREGON TRAIL FINANCIAL CORP.
          (Exact name of registrant as specified in its charter)

Oregon                                                     91-1829481
--------------------------------------------------------------------------
State or other jurisdiction of incorporation           (I.R.S. Employer or
organization                                           Identification Number)


2055 First Street, Baker City, Oregon                         97814
--------------------------------------------           -------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:      (541) 523-6327
                                                       -------------------

Securities registered pursuant to
Section 12(b) of the Act:                                      None
                                                       -------------------


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

As of July 31, 2001, there were issued and outstanding 3,344,545 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

                 OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

                          TABLE OF CONTENTS


Part I.   Financial Information

Item I.   Financial Statements     (Unaudited)                      Page

          Consolidated Balance Sheets                                 2
          as of June 30, 2001 and March 31, 2001

          Consolidated Statements of Income (For the Three            3
          Months Ended June 30, 2001 and 2000)

          Consolidated Statements of Shareholders' Equity
          (For the Three Months Ended June 30, 2001 and for
          the Year Ended March 31, 2001)                              4

          Consolidated Statements of Cash Flows (For the
          Three Months Ended June 30, 2001 and 2000)                5 - 6

          Notes to Consolidated Financial Statements                7 - 10

Item II.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      11 - 14

Item III. Quantitative and Qualitative Disclosures about
          Market Risk                                                14

Part II.  Other Information

Item 1.   Legal Proceedings                                          15

Item 2.   Changes in Securities and Use of Proceeds                  15

Item 3.   Defaults Upon Senior Securities                            15

Item 4.   Submission of Matters to a Vote of Security Holders        15

Item 5.   Other Information                                          15

Item 6.   Exhibits and Reports on Form 8-K                           15

Signatures                                                           16

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001  and MARCH 31, 2001
(UNAUDITED)
(In thousands, except share data)
                                                       June 30        March 31
ASSETS                                                   2001           2001
Cash and cash equivalents (including interest         --------       --------
  earning accounts of $11,514 and $8,626)             $ 13,379       $ 10,581

Securities:
  Available for sale, at fair value (amortized cost:
    $70,284 and $88,812)                                71,148         96,924
Loans receivable, net of allowance for loan
  losses of $2,398 and $2,098                          292,965        250,897
Accrued interest receivable                              2,586          2,372
Premises and equipment, net                              9,959         10,136
Stock in Federal Home Loan Bank of Seattle ("FHLB"),
  at cost                                                6,009          4,651
Real estate owned and other repossessed assets              46             63
Other assets                                            13,363         13,257
                                                      --------       --------
TOTAL ASSETS                                          $409,455       $388,881
                                                      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                    $105,693       $106,206
  Noninterest-bearing                                   20,817         19,678
  Time certificates                                    123,842        127,893
                                                      --------       --------
    Total deposits                                     250,352        253,777

Advances from FHLB                                      96,500         73,125
Accrued expenses and other liabilities                   3,949          4,151
Advances from borrowers for taxes and insurance             46             22
                                                      --------       --------
Total liabilities                                      350,847        331,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding                -              -
Common stock, $.01 par value; 8,000,000 shares
  authorized June 30, 2001, 4,694,875 issued,
  3,339,717 outstanding; March 31, 2001, 4,694,875
  issued, 3,325,717 outstanding;                            36             36
Additional paid-in capital                              31,063         30,972
Retained earnings (substantially restricted)            29,108         28,374
Unearned shares issued to the Employee Stock
 Ownership Plan ("ESOP")                                (1,744)        (1,878)
Unearned shares issued to the Management Recognition
  and Development Plan ("MRDP")                           (439)          (515)
Accumulated comprehensive income                           584            817
                                                      --------       --------
Total shareholders' equity                              58,608         57,806
                                                      --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $409,455       $388,881
                                                      ========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                     (2)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
(In thousands, except per share data)

                                                     3 MOS ENDED   3 MOS ENDED
                                                      30-Jun-01     30-Jun-00
                                                      ---------     ---------
INTEREST INCOME:
Interest and fees on loans receivable                    $5,633        $4,677
Securities:
  Mortgage-backed and related securities                  1,114         1,488
  U.S. government and government agencies                   410           604
Other interest and dividends                                 91            67
                                                      ---------     ---------
Total interest income                                     7,248         6,836

INTEREST EXPENSE:
Deposits                                                  2,531         2,410
FHLB of Seattle advances                                  1,254         1,224
                                                      ---------     ---------
Total interest expense                                    3,785         3,634

Net interest income                                       3,463         3,202
Provision for loan losses                                   318           104
                                                      ---------     ---------
Net interest income after provision for loan losses       3,145         3,098

NONINTEREST INCOME:
Service charges on deposit accounts                         443           344
Loan servicing fees                                         130           103
Realized gain on securities                                 310             -
Other Income (expense)                                      136            (6)
                                                      ---------     ---------
Total noninterest income                                  1,019           441

NONINTEREST EXPENSE:
Employee compensation and benefits                        1,494         1,537
Supplies, postage, and telephone                            216           216
Depreciation                                                219           165
Occupancy and equipment                                     175           204
FDIC insurance premium                                       12            12
Customer account                                            157           108
Advertising                                                  29            66
Professional fees                                           342           101
Other                                                        88           202
                                                      ---------     ---------
Total noninterest expense                                 2,732         2,611

Income before income taxes                                1,432           928
Provision for income taxes                                  358           316
                                                      ---------     ---------
NET INCOME                                               $1,074          $612
                                                      =========     =========
Basic Earnings per share                                  $0.32         $0.18
                                                      =========     =========
Weighted Average Number of
  Shares Outstanding                                  3,333,237     3,323,784

Diluted Earnings per share                                $0.31         $0.18
                                                      =========     =========
Weighted Average Number of
  Dilutive Shares                                     3,436,663     3,328,638


The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                (3)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
(In thousands)
                                                        30-Jun-01    30-Jun-00
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $1,074      $612
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                                219       215
  Compensation expense related to ESOP                        224       129
  Compensation expense related to MRDP                         76        72
  Amortization of deferred loan fees                          (60)      (17)
  Provision for loan losses                                   318       104
  Amortization and accretion of premiums and discounts        166        50
    on investments and loans purchased
  FHLB dividends                                              (91)      (67)
  Gain on sale of real estate owned                           (11)        -
  Loss on sale of premises and equipment                        1         -
Changes in assets and liabilities:
  Accrued interest receivable                                (214)      (21)
  Other assets                                                (89)      291
  Accrued expenses and other liabilities                      (56)     (311)
                                                          -------   -------
Net cash provided by operating activities                   1,557     1,057
                                                          -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                       (29,181)  (32,350)
  Loan principal repayments                                28,871    21,468
  Loans purchased                                         (42,685)   (9,472)
  Principal repayments of securities available for sale     4,098     2,062
  Proceeds from sale of securities available for sale      21,814         -
  Purchases of stock in FHLB                               (1,268)     (468)
  Purchases of premises and equipment                         (62)     (928)
  Proceeds from sales of premises and equipment                18         -
                                                          -------   -------
Net cash used in investing activities                     (18,395)  (19,688)
                                                          -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase(decrease) in deposits                      ($3,424)   $8,658
  Change in advances from borrowers for taxes and insurance    24       513
  Change in borrowings from FHLB, gross                    23,375    10,550
  Payment of cash dividends                                  (340)     (269)
  Stock options excercised                                     29         -
  Stock repurchased and retired                               (28)        -
                                                          -------   -------
Net cash provided by financing activities                  19,636    19,452
                                                          -------   -------
Net increase in cash                                        2,798       822
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             10,581     9,261
                                                          -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $13,379   $10,082
                                                          =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings                  $3,705    $3,577
Income taxes                                                  305         -

Noncash investing activities:
Unrealized gain(loss) on securities available for sale,
  net of tax                                                 (233)      188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  (5)


OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND THE YEAR ENDED MARCH 31, 2001
(UNAUDITED)
(In thousands, except share data)
                                              Unearned      Unearned
                                              Shares Issued Shares Issued
                                              to Employee   to Management                Accumulated
                           Additional         Stock         Recognition and              Other
              Common Stock   Paid-in Retained Ownership     Development    Comprehensive Comprehensive
              Shares  Amount Capital Earnings Trust         Plan           Income(Loss)  Income(Loss)  Total
              ------  ------ ------- -------- ---------     -----------    -----------   ------------  -----
Balance, April
 1, 2000    3,317,006    $36 $31,743  $27,759   ($2,415)         ($740)             $0      ($3,279) $53,104

Net income          -      -       -    1,694         -              -          $1,694            -    1,694
Cash dividends
  paid              -      -       -   (1,079)        -              -               -            -  (1,079)
Stock repurchased
  and retired (76,308)    (1)   (945)       -         -              -               -            -    (946)
Earned ESOP
  shares       53,656      -      70        -       537              -               -            -     607
New MRDP shares
  granted           -      -      42        -         -            (42)              -            -       -
Earned MRDP
 shares        25,811      -       -        -         -            267               -            -      267
Exercise of
 stock options  5,592      1      62        -         -              -               -            -       63
Net unrealized gain
 on securities
 available for
 sale of $5,584
 (net of tax
 expense of $3,319)
 less reclassification
 adjustment for net
 losses included in
 net income of $1,488
 (net of tax benefit
 of $766)                                                                         4,096        4,096   4,096
                                                                            -----------
Comprehensive income -      -       -        -         -              -          $5,790            -      -
Balance, March ------  ------ ------- -------- ---------     -----------    -----------   ------------ -----
 31, 2001    3,325,757     36  30,972   28,374    (1,878)          (515)                         817  57,806

Net income           -      -       -    1,074         -              -           1,074            -   1,074
Cash dividends paid  -      -       -     (340)        -              -               -            -   (340)
Stock repurchased
 and retired    (1,800)    (1)    (27)       -         -              -               -            -    (28)
Earned ESOP
 shares         13,414      -      90        -       134              -               -            -    224
Earned MRDP shares   -      -       -        -         -             76               -            -     76
Exercise of stock
 options         2,346      1      28        -         -              -               -            -     29
Net unrealized loss
 on securities
 available for sale
 of $66 (net of tax
 benefit of $41) less
 reclassification
 adjustment for net gains
 included in net income
 of $192 (net of tax
 expense of $118)
Unrealized loss on
 securities available
 for sale, net of tax -     -       -        -         -              -            (233)        (233)  (233)
                                                                            -----------
Comprehensive income -      -       -        -         -              -            $841            -      -
Balance, June 30,----  ------ ------- -------- ---------     -----------    ===========   ----------- -----
 2001        3,339,717    $36 $31,063  $29,108   ($1,744)         ($439)                        $584 $58,608
             =========   ==== =======  =======    ======          =====                         ==== =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.


             OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. and its subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank") (together, the "Company") financial condition as of June 30, 2001 and March 31, 2001, the results of its operations for the three months ended June 30, 2001 and 2000, and the cash flows for the three months ended June 30, 2001 and 2000. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.    ALLOWANCE FOR LOAN LOSSES

Activity in allowance for loan losses is summarized as follows for the year ended March 31, 2001 and for the three months ended June 30, 2001:

                            June 30, 2001    March 31, 2001
                           (in thousands)   (in thousands)
                           --------------   ---------------

Balance, beginning of
  period                        $ 2,098         $ 1,396
Charge-offs                         (28)           (111)
Recoveries                           10              19
Provision for loan losses           318             794
                                -------         -------
Balance, end of period          $ 2,398         $ 2,098
                                =======         =======

                                   (7)

4.   ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2001 consisted of 18 term advances varying in length from two days to 346 months totaling $96.5 million from the FHLB of Seattle. The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at June 30, 2001:

Due in less than one year:
-------------------------

Amount         Range of Interest        Weighted Average
                     Rates               Interest Rate
---------------------------------------------------------
$52,000,000      3.74% - 5.62%               4.30%


Due within one to five years:
----------------------------

Amount         Range of Interest        Weighted Average
                     Rates               Interest Rate
---------------------------------------------------------

$29,500,000      5.20% - 7.22%               6.46%


Due in greater than five years:
------------------------------

Amount         Range of Interest        Weighted Average
                     Rates               Interest Rate
---------------------------------------------------------

$15,000,000      7.03% - 7.12%               7.08%


5.   EARNINGS PER SHARE

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

                                 (8)

                                    For the Three Months ended June 30,
                                          2001             2000

Weighted average common shares
outstanding - basic                     3,333,237        3,323,784
Effect of Dilutive Securities on
Number of Shares:
                       MRDP shares         13,916            4,854
                       Stock Options       89,510                0
Total Dilutive Securities                 103,426            4,854
Weighted average common shares
outstanding - with dilution             3,436,663        3,328,638


For the three months ended June 30, 2000 options to purchase 280,996 shares of stock were excluded from dilutive shares as they had an antidilutive effect on the calculation.

6.   REGULATORY CAPITAL

The Company is not subject to separate regulatory capital requirements.
During the quarter ended June 30, 2001, Pioneer Bank upstreamed $14 million to Oregon Trail Financial Corp. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at June 30, 2001 and March 31, 2001.



As of June 30, 2001:
                                 Actual              For Capital            Categorized as "Well
                              In Thousands)            Adequacy           Capitalized" Under Prompt
                                                       Purposes          Corrective Action Provision
                                                    (In Thousands)             (In Thousands)
                            ------------------------------------------------------------------------
                             Amount   Ratio        Amount    Ratio             Amount    Ratio
As of June 30, 2001:
Total Capital:
 (To Risk Weighted Assets)  $ 38,351  14.9%       $ 20,635    8.0%           $ 25,794    10.0%
Tier I Capital:
 (To Risk Weighted Assets)    35,953  13.9             N/A    N/A              15,476     6.0
Tier I Capital:
 (To Tangible Assets)         35,953   8.8          16,328    4.0              20,410     5.0
Tangible Capital:
 (To Tangible Assets)         35,953   8.8           6,123    1.5                 N/A     N/A


                                         (9)


As of March 31,
                                  Actual              For Capital            Categorized as "Well
                              In Thousands)            Adequacy           Capitalized" Under Prompt
                                                       Purposes          Corrective Action Provision
                                                    (In Thousands)             (In Thousands)
                            ------------------------------------------------------------------------
                             Amount   Ratio        Amount    Ratio             Amount    Ratio
As of March 31, 2001:
 Total Capital:
 (To Risk Weighted Assets)  $50,646   22.3%       $ 18,203   8.0%            $ 22,754    10.0%
Tier I Capital:
 (To Risk Weighted Assets)   48,548   21.3             N/A   N/A               13,652     6.0
Tier I Capital:
 (To Tangible Assets)        48,548   12.5          15,490   4.0               19,362     5.0
Tangible Capital:
 (To Tangible Assets)        48,548   12.5           5,809   1.5                  N/A     N/A



7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations initiated after June 30, 2001. Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 1, 2001. The Company plans to adopt the provisions of this statement on April 1, 2002, and is currently evaluating the effect on the Company's consolidated financial statements.

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

General

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At June 30, 2001, the Company had total assets of $409.5 million, total deposits of $250.4 million and shareholders' equity of $58.6 million. The Company is not currently engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

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

The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans, consumer and
commercial loans within its primary market area.    At June 30, 2001,
one-to-four family residential mortgage loans totaled $136.8 million, or 46.33% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of these activities at June 30, 2001 the Company had agricultural loans of $18.3 million, commercial business loans of $25.6 million, commercial real estate loans of $56.1 million, agricultural real estate loans of $3.6 million, and automobile loans of $27.1 million (including $22.0 million of purchased dealer-originated contracts).

                                   (11)

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable. Commercial (including both commercial real estate and commercial business) and agricultural loans (including agricultural real estate) outstanding totaled $42.7 million and $19.6 million, respectively, at March 31, 2001 and increased to $81.8 million and $21.9 million, respectively, at June 30, 2001. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is focusing on growing its fee income and controlling its non-interest expense.

Changes in Financial Condition

At June 30, 2001, the consolidated assets of the Company totaled $409.5 million, an increase of $20.6 million, from $388.9 million at March 31, 2001. Growth in assets reflects strong loan growth partially offset by fixed-income security reductions. Net loans increased $42.1 million to $293.0 million at June 30, 2001 compared to June 30, 2000, while securities decreased $25.8 to $71.1 million over the same period. The increase in assets was generally funded by a $23.4 million increase in borrowings as well as increased deposits and equity.

Nonperforming assets, consisting of non-accruing loans, real estate owned and other repossessed assets, increased $17,000 from $118,000 at March 31, 2001 to $135,000 at June 30, 2001. Nonperforming assets were .03% of total assets both at June 30, 2001 and at March 31, 2001. The allowance for loan losses was 2,694% of nonperforming loans at June 30, 2001, compared to 3,815% at March 31, 2001.

Deposits decreased $3.4 million from $253.8 million at March 31, 2001 to $250.4 million at June 30, 2001. The Company had $96.5 million in advances from the FHLB at June 30, 2001 compared to $73.1 million at March 31, 2001.

                        Results of Operations

Comparison of Three Months Ended June 30, 2001 and 2000

General. Net interest income increased $261,000 to $3.5 million for the three-month period ended June 30, 2001from $3.2 million for the same period in the prior year. Interest income increased $412,000 to $7.2 million for the three month period ended June 30, 2001 from $6.8 million for the same period in 2000, while interest expense increased $151,000 to $3.8 million for the three month period ended June 30, 2001 from $3.6 million for the same period in 2000. Non-interest income increased $578,000 to $1.0 million for the three month period ended June 30, 2001 from $441,000 for the same period in 2000, and the provision for loan losses increased $214,000 to $318,000 for the three month period ended June 30, 2001 from $104,000 for the same period in 2000. Non-interest expense increased $121,000 to $2.7 million from $2.6 million, and income taxes increased $42,000 from $316,000 for the three month period ended June 30, 2000 to $358,000 for the same period in 2001. This resulted in net income increasing by $462,000 to $1.1 million for the three months ended June 30, 2001 compared to $612,000 for the same period in 2000.

                                   (12)

Interest Income. The increase of $412,000 in interest income was generated by an additional $13.5 million in average interest earning assets for the three months ended June 30, 2001 compared to the same period in 2000. The increase in average interest earning assets included an increase in the average loan portfolio of $42.0 million, partially offset by a decrease in low-yielding fixed-income securities.

Interest Expense. Interest expense on savings deposits increased by $121,000 to $2.5 million from $2.4 million for the three months ended June 30, 2001 compared to the same period in 2000. Average deposits increased by $10.6
million for the same period.   Interest expense on FHLB advances increased
$30,000 to $1.3 million for the three months ended June 30, 2001 from $1.2 million for the same period in 2000. Average advances increased by $9.2 million for the three months ended June 30, 2001 compared to the same period in the prior year.

Provision for Loan Losses. The provision for loan losses was $318,000 during the three months ended June 30, 2001 compared to $104,000 for the three-month period ended June 30, 2000. The provision was increased primarily in response to portfolio growth, especially in commercial loans.

Non-Interest Income. Non-interest income increased $578,000 to $1.0 million for the three months ended June 30, 2001 from $441,000 for the same period in the prior year. Income from deposit accounts increased $99,000 to $443,000 for the three months ended June 30, 2001 from $344,000 for the same period in the prior year due to strong growth in deposit and service charge fees. The Company also recognized a $310,000 gain on the sale of interest rate sensitive fixed-income securities.

Non-Interest Expense. Non-interest expense increased $121,000 to $2.7 million for the three months ended June 30, 2001, from $2.6 million for the comparable period in 2000. This includes an increase in professional fees of $241,000, largely related to an activist shareholder.

Income Taxes.   The provision for income taxes increased $42,000 for the three months ended June 30, 2001 compared with the same period in the prior year. The Company's effective tax rate decreased to 25% from 34% for the three months ended June 30, 2001 compared with the same period in the prior year. The decrease was partly attributable to loans made which provide the Company with tax credits rather than interest income, and in part attributable to investments which produce interest income which is not taxable, such as municipal securities.

                                  (13)

The following table provides additional data on the Company's operating performance:


                                                    Quarters Ended
     Average balances (in thousands)                    June 30
     -------------------------------               -----------------
                                                   2001         2000
                                                   ----         ----

Cash and interest earning deposits              $   8,809    $   7,912
Investment Securities                              95,102      124,362
Loans                                             271,591      229,662
FHLB Stock                                          5,194        4,130
                                                 --------     --------
     Total average interest-earning assets        380,696      366,066
Non interest-earning assets                        20,719       10,001
                                                 --------     --------
     Total average assets                         401,415      376,067

Deposits                                          250,682      240,067
Advances from FHLB                                 89,090       79,847
                                                 --------     --------
     Total average interest-bearing liabilities   339,772      319,914
Non interest-bearing liabilities                    4,298        3,384
                                                 --------     --------
     Total average liabilities                    344,070      323,298

Equity                                             57,345       52,769
                                                 --------     --------
     Total average liabilities and equity        $401,415     $376,067
                                                 ========     ========

ITem No. III

Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2001, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 2001.

                                  (14)

                    PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

          The Company is a party to legal proceedings involving a dissident shareholder. Stilwell Associates, L.P. has filed four separate suits or proceedings against the Company and/or individual directors. The first was a mandamus proceeding in Baker County, Oregon to require the Company to produce additional information about its shareholders under Oregon's shareholder inspection statute. The initial proceeding was dismissed on technical grounds, and the court ordered Stilwell Associates, L.P. to pay the Company's costs and attorney fees because of improper conduct. A second mandamus proceeding was then commenced. The court recently ruled that the additional document requests do fall within the state shareholder inspection statute, and ordered the Company to produce the documents and to pay Stilwell Associates, L.P.'s attorney fees. The Company has produced the documents and will not appeal the court's ruling.

          Stilwell Associates, L. P. has also brought a state action in Multnomah County, Oregon against Charles Henry Rouse to remove him from the Company's board of directors. Stilwell Associates, L.P. alleges that Mr. Rouse violated the board's residency requirements. Mr. Rouse's motion for summary judgment against Stilwell Associates, L.P. was filed on August 14, 2001 and will be argued on September 12, 2001. The third action is a purported derivative suit brought in federal court in Portland, Oregon against both the Company and director Edward H. Elms. Stilwell Associates, L.P. alleges that Mr. Elms perjured himself in a deposition given in Mr. Rouse's case because his testimony allegedly did not match that of the other Company directors, and that Mr. Elms should be removed from the board of directors. The Company and Mr. Elms moved to dismiss the case against them. Stilwell Associates, L.P. responded with a motion to amend its claims. Both motions will be heard on August 23, 2001.

          The Company and Mr. Elms denied the claims against them and filed counterclaims and third-party claims against Joseph Stilwell, Stilwell Associates, L.P., Stilwell Value LLC and Stilwell Value Partners II, L.P. (the "Stilwell Value Group") alleging that the Stilwell Value Group made false and misleading statements under federal securities laws in its Schedule 13D filings with the Securities and Exchange Commission. The Stilwell Value Group moved to dismiss the counterclaims and third-party claims or, in the alternative, for summary judgment on these claims. The alternative motions will also be heard on August 23, 2001.

          Pursuant to the Company's Articles of Incorporation and Bylaws and in accordance with Oregon law, the Company is providing defense costs for both directors in these actions. The Company believes the likelihood of incurring any material loss contingency" in connection with these matters is remote; continuing defense costs may, however, adversely affect net income in proceeding periods.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

                                   (15)

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended March 31, 2002.

Item 5.   Other Information
          -----------------
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          3(a)   Articles of Incorporation of the Registrant (1)
          3(b)   Bylaws of the Registrant (1)
          3(c)   Amendment to Bylaws of the Registrant (2)
          10(a)  Amended Employment Agreement with Berniel Maughan (3)
          10(b)  Amended Employment Agreement with Zane F. Lockwood (3)
          10(c)  Amended Employee Severance Compensation Plan (4)
          10(d)  Pioneer Bank, a Federal Savings Bank Employee Stock Ownership
                   Plan (4)
          10(e)  Pioneer Bank, a Federal Savings Bank 401(k) Plan (1)
          10(f)  Pioneer Bank Director Emeritus Plan (1)
          10(g)  1998 Stock Option Plan (5)
          10(h)  1998 Management Recognition and Development Plan (5)

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended December 31, 2000.
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
     (b)  Reports on Form 8-K
          No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                (16)

                             SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.

                                       /s/Berniel L. Maughan
Date:  August 13, 2001             By: ----------------------------------
                                       Berniel L. Maughan, President and
                                       Chief Executive Officer

                                       /s/Jon McCreary
Date:  August 13, 2001             By: ----------------------------------
                                       Jon McCreary, Chief Financial
                                       Officer


                                (17)