Form 10-Q
period 2001-09-30
OREGON TRAIL FINANCIAL CORP
filed 2001-11-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q

[X] QUARTERLY REPORT PURS UANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2001

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

As of October 31, 2001, there were issued and outstanding 3,234,578 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded and listed on the Nasdaq National Market under the symbol "OTFC."

                          OREGON TRAIL FINANCIAL CORP.

                              TABLE OF CONTENTS


Part I.     Financial Information

Item I.     Financial Statements (Unaudited)                      Page

            Consolidated Balance Sheets                             2
            as of September 30, 2001 and March 31, 2001

            Consolidated Statements of Income for the               3
            Three and Six Months Ended September 30,
            2001 and 2000

            Consolidated Statements of Shareholders' Equity
            (For the Six Months Ended September 30, 2001 and for
            the Year Ended March 31, 2001).                         4

            Consolidated Statements of Cash Flows (For the
            Six Months Ended September 30, 2001 and 2000)         5 - 6

            Notes to Consolidated Financial Statements            7 - 10

Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   10 -14

Item III.   Quantitative and Qualitative Disclosures about
            Market Risk                                             14

Part II.    Other Information

Item 1.     Legal Proceedings                                       15

Item 2.     Changes in Securities and Use of Proceeds               15

Item 3.     Defaults Upon Senior Securities                         15

Item 4.     Submission of Matters to a Vote of Security Holders     15

Item 5.     Other Information                                       15

Item 6.     Exhibits and Reports on Form 8-K                        15

Signatures                                                          16

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001  and MARCH 31, 2001
(UNAUDITED)
($ in thousands, except share data)

                                                 September 30      March 31
ASSETS                                              2001             2001
                                                 ---------        ---------
Cash and cash equivalents (including
 interest earning accounts of $5,496
 and $8,626)                                     $   7,335       $   10,581

Securities:
Available for sale, at fair value
 (amortized cost: $62,495 and $88,812)              64,154           96,924
Loans receivable, net of allowance for loan
 losses of $2,418 and $2,098                       292,668          250,897
Accrued interest receivable                          2,621            2,372
Premises and equipment, net                          9,830           10,136
Stock in Federal Home Loan Bank of Seattle
 ("FHLB"), at cost                                   6,115            4,651
Real estate owned and other repossessed assets          58               63
Other assets                                        13,574           13,257
                                                 ---------        ---------
TOTAL ASSETS                                     $ 396,355        $ 388,881
                                                 =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
 Interest-bearing                                $ 110,075        $ 106,206
 Noninterest-bearing                                21,772           19,678
 Time certificates                                 119,803          127,893
                                                 ---------        ---------
   Total deposits                                  251,650          253,777

Advances from FHLB                                  84,875           73,125
Accrued expenses and other liabilities               4,480            4,151
Advances from borrowers for taxes and insurance         35               22
                                                 ---------        ---------

Total liabilities                                  341,040          331,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 1,000,000 shares
 authorized; no shares issued or outstanding          -                -
Common stock, $.01 par value; 8,000,000 shares
 authorized; September 30, 2001, 4,694,875
 issued, 3,035,077 outstanding; March 31, 2001,
 4,694,875 issued, 3,325,757 outstanding;               33               36
Additional paid-in capital                          26,108           30,972
Retained earnings (substantially restricted)        30,083           28,374
Unearned shares issued to the Employee Stock
 Ownership Plan ("ESOP")                            (1,610)          (1,878)
Unearned shares issued to the Management Recognition
 and Development Plan ("MRDP")                        (363)            (515)
Accumulated comprehensive income                     1,064              817
                                                 ---------        ---------
Total shareholders' equity                          55,315           57,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 396,355        $ 388,881
                                                 =========        =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                    (2)



OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
($ in thousands, except per share data)


                                            3 MOS ENDED      3 MOS ENDED      6 MOS ENDED     6 MOS ENDED
                                             30-Sep-01        30-Sep-00        30-Sep-01       30-Sep-00

INTEREST INCOME:
Interest and fees on loans receivable         $6,063            $5,114          $11,696         $ 9,791
Securities:
  Mortgage-backed and related securities         794             1,447            1,908           2,935
  U.S. government and government agencies        359               611              769           1,215
Other interest and dividends                     106                73              197             139
                                              ------            ------          -------         -------
Total interest income                          7,322             7,245           14,570          14,080

INTEREST EXPENSE:
Deposits                                       2,202             2,669            4,733           5,079
FHLB advances                                  1,243             1,363            2,497           2,586
                                              ------            ------          -------         -------
Total interest expense                         3,445             4,032            7,230           7,665

Net interest income                            3,877             3,213            7,340           6,415
Provision for loan losses                         24               502              342             606
                                              ------            ------          -------         -------
Net interest income after provision for
  loan losses                                  3,853             2,711            6,998           5,809

NON-INTEREST INCOME:
Service charges on deposit accounts              438               498              880             842
Loan servicing fees                              147                95              277             198
Realized gain on securities                        -                 -              310               -
Other Income (expense)                           138               (18)             275             (24)
                                              ------            ------          -------         -------
Total non-interest income                        723               575            1,742           1,016

NON-INTEREST EXPENSE:
Employee compensation and benefits             1,519             1,602            3,013           3,139
Supplies, postage, and telephone                 216               239              431             455
Depreciation                                     219               168              439             333
Occupancy and equipment                          170               228              344             432
FDIC insurance premium                            10                12               22              24
Customer accounts                                125               145              282             252
Advertising                                       16                70               43             135
Professional fees                                414                85              709             187
Realized loss on securities                        -               393                -             393
Other                                             29               173              167             375
                                              ------            ------          -------         -------
Total non-interest expense                     2,718             3,115            5,450           5,725

Income before income taxes                     1,858               171            3,290           1,100
Provision for income taxes                       525                55              883             371
                                              ------            ------          -------         -------

NET INCOME                                    $1,333            $  116          $ 2,407         $   729
                                              ======            ======          =======         =======

Basic Earnings per share                      $ 0.40           $  0.03          $  0.73          $ 0.22
                                              ======            ======          =======         =======
Weighted average number of
 shares outstanding                        3,297,376         3,336,110        3,315,431       3,329,981

Diluted Earnings per share                    $ 0.39           $  0.03          $  0.70          $ 0.22
                                              ======            ======          =======         =======
Weighted average number of
 dilutive shares                           3,412,580         3,336,934        3,424,556       3,332,809

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                     (3)


OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND THE YEAR ENDED MARCH 31, 2001
(UNAUDITED)
($ in thousands, except share data)

                                                                             Unearned          Unearned
                                                                          Shares Issued      Shares Issued
                                                                           to Employee       to Management
                                              Additional                      Stock         Recognition and
                           Common Stock        Paid-in        Retained      Ownership         Development
                         Shares     Amount      Capital       Earnings         Plan               Plan
                         ------     ------    ----------      --------    -------------      ---------------
Balance, April 1, 2000   3,317,006     $36      $31,743       $27,759       ($2,415)             ($740)

Net income                       -       -            -         1,694             -                  -
Cash dividends paid              -       -            -        (1,079)            -                  -
Stock repurchased and
 retired                   (76,308)     (1)        (945)            -             -                  -
Earned ESOP shares          53,656       -           70             -           537                  -
New MRDP shares granted          -       -           42             -             -                (42)
Earned MRDP shares          25,811       -            -             -             -                267
Exercise of stock options    5,592       1           62             -             -                  -
Net unrealized gain on
 securities available
 for sale of $5,584
 (net of tax expense of
 $3,319) less reclassification
 adjustment for net losses
 included in net income of
 $1,488 (net of tax benefit
 of $766)
Comprehensive income             -       -            -             -             -                  -
                         ---------   -----      -------       -------        ------             ------
Balance, March 31, 2001  3,325,757      36       30,972        28,374        (1,878)              (515)

Net income                       -       -            -         2,407             -                  -
Cash dividends paid              -       -            -          (698)            -                  -
Stock repurchased and
 retired                  (321,100)     (4)      (5,077)            -             -                  -
Earned ESOP shares          26,828       -          181             -           268                  -
Earned MRDP shares               -       -            -             -             -                152
Exercise of stock options    3,592       1           32             -             -                  -
Net unrealized loss on
 securities available for
 sale of $55 (net of tax
 benefit of $34) less
 reclassification adjustment
 for net gains included
 in net income of $192
 (net of tax expense of $118)
Unrealized loss on
 securities available
 for sale, net of tax            -        -           -             -             -                  -
Comprehensive income             -        -           -             -             -                  -
                         ---------   -----      -------       -------        ------             ------
Balance, September 30,
 2001                    3,035,077     $33      $26,108       $30,083       ($1,610)             ($363)
                         =========   =====      =======       =======       =======             ======

                                                      Accumulated
                                                         Other
                                 Comprehensive        Comprehensive
                                 Income (Loss)         Income (Loss)         Total
                                 -------------        --------------        -------
Balance, April 1, 2000                       -               ($3,279)       $53,104

Net income                              $1,694                     -          1,694
Cash dividends paid                          -                     -         (1,079)
Stock repurchased and
 retired                                     -                     -           (946)
Earned ESOP shares                           -                     -            607
New MRDP shares granted                      -                     -              -
Earned MRDP shares                           -                     -            267
Exercise of stock options                    -                     -             63
Net unrealized gain on
 securities available
 for sale of $5,584
 (net of tax expense of
 $3,319) less reclassification
 adjustment for net losses
 included in net income of
 $1,488 (net of tax benefit
 of $766)                                4,096                 4,096          4,096
                                        ------
Comprehensive income                    $5,790                     -              -
                                        ------                ------        -------
Balance, March 31, 2001                                          817         57,806

Net income                               2,407                     -          2,407
Cash dividends paid                          -                     -           (698)
Stock repurchased and
 retired                                     -                     -         (5,081)



Earned ESOP shares                           -                     -            449
Earned MRDP shares                           -                     -            152
Exercise of stock options                    -                     -             33
Net unrealized loss on
 securities available for
 sale of $55 (net of tax
 benefit of $34) less
 reclassification adjustment
 for net gains included
 in net income of $192
 (net of tax expense of $118)
Unrealized loss on securities
 available for sale, net of tax           (247)                  247            247
                                        ------
Comprehensive income                    $2,160                     -              -
                                        ======                ------        -------

Balance, September 30, 2001                                   $1,064        $55,315
                                                              ======        =======


                                                            (4)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
($ in thousands)

                                                    30-Sep-01    30-Sep-00
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                         $2,407       $  729
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation                                          439          333
  Compensation expense related to ESOP                  449          279
  Compensation expense related to MRDP                  152          144
  Amortization of deferred loan fees                    (12)         (34)
  Provision for loan losses                             342          606
  Amortization and accretion of premiums
   and discounts on investments and loans purchased    (321)         144
  FHLB dividends                                       (197)        (139)
  Gain on sale of real estate owned                     (11)           -
  Loss on sale of premises and equipment                  1            -
Changes in assets and liabilities:
  Accrued interest receivable                          (249)        (339)
  Other assets                                         (317)         (89)
  Accrued expenses and other liabilities                329          323
                                                   --------     --------
Net cash provided by operating activities             3,012        1,957
                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                 (56,581)     (55,333)
  Loan principal repayments                          58,302       44,645
  Loans purchased                                   (47,654)     (14,190)
  Loans sold                                          3,891            -
  Principal repayments of securities available
   for sale                                           9,162        4,779
  Proceeds from sale of securities available
   for sale                                          24,132        5,915
  Purchases of stock in FHLB                         (1,267)        (469)
  Purchases of premises and equipment                  (166)        (935)
  Proceeds from sales of premises and equipment          33            -
                                                   --------     --------
Net cash used in investing activities               (10,148)     (15,588)
                                                   --------     --------

                                    (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase(decrease) in deposits                 ($2,127)    $ 17,114
  Change in advances from borrowers for taxes
   and insurance                                          13        1,034
  Change in borrowings from FHLB                      11,750       (1,900)
  Payment of cash dividends                             (698)        (540)
  Stock options excercised                                33            -
  Stock repurchased and retired                       (5,081)         (56)
                                                    --------     --------
Net cash provided by financing activities              3,890       15,652
                                                    --------     --------
Net increase(decrease) in cash                        (3,246)       2,021

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        10,581        9,261
                                                    --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $  7,335     $ 11,282
                                                    ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings            $ 7,077      $ 7,538
Income taxes                                             965          435

Noncash investing activities:
Unrealized gain(loss) on securities available
 for sale, net of tax                                   (247)       1,253


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 (6)

                    OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. and its subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank") (together, the "Company") financial condition as of September 30, 2001 and March 31, 2001, the results of their operations for the three and six months ended September 30, 2001 and 2000 and the cash flows for the six months ended September 30, 2001 and 2000. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, as amended. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.  ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows for the year ended March 31, 2001 and for six months ended September 30, 2001:

                               September 30, 2001        March 31, 2001
                                 (in thousands)          (in thousands)
                               ------------------       ----------------
Balance, beginning of
 period                             $ 2,098                 $ 1,396
Charge-offs                             (40)                   (111)
Recoveries                               18                      19
Provision for loan losses               342                     794
                               ------------------       ----------------
Balance, end of period              $ 2,418                 $ 2,098
                               ==================       ================

                                      (7)

4.   ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at September 30, 2001 consisted of 18 fixed-rate term advances and one variable rate advance varying in length from one day to 347 months totaling $84.9 million from the FHLB of Seattle. The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at September 30, 2001:

Due in less than one year:
--------------------------

Amount         Range of Interest        Weighted Average
                    Rates                Interest Rate
---------------------------------------------------------
$45,375,000     2.73% - 6.01%                4.12%


Due within one to five years:
-----------------------------

Amount         Range of Interest        Weighted Average
                    Rates                Interest Rate
----------------------------------------------------------
$24,500,000     5.20% - 7.22%                6.55%


Due in greater than five years:
-------------------------------

Amount         Range of interest        Weighted Average
                    Rates                Interest Rate
---------------------------------------------------------
$15,000,000     7.03% - 7.12%                7.08%

5.   SHAREHOLDERS' EQUITY

     In December 2000, the Company received approval from the Office of Thrift Supervision ("OTS") to repurchase 10% of its outstanding shares of Common Stock, or 331,900 shares. During the six months ended September 30, 2001 the Company repurchased 321,100 shares of its outstanding shares of Common Stock at an average price of $15.77 per share. Since converting to a stock company in 1997, OTFC has repurchased 1,566,841 shares, or 33% of its common shares initially outstanding. Shares repurchased have been retired.

6.   EARNINGS PER SHARE

     Shares held by the Company's ESOP that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted Earnings Per Share ("EPS"). Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding

                                      (8)
during the period. Potential dilutive common shares include shares of restricted stock awarded but not released under the Company's MRDP and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                                   For the Three            For the Six
                                   Months Ended             Months Ended
                                   September 30,            September 30,
                                2001           2000       2001           2000
                              ----------------------    ---------------------
Weighted average common
 shares outstanding - basic   3,297,376    3,336,110    3,315,431   3,329,981

Effect of Dilutive
 Securities on
 Number of Shares:

             MRDP shares         99,455          824       91,223       2,828
             Stock Options       15,749          -0-       17,902         -0-
                              ---------    ---------    ---------   ---------
Total Dilutive Securities       115,204          824      109,125       2,828
                              ---------    ---------    ---------   ---------

Weighted average common
 shares outstanding - with
 dilution                     3,412,580    3,336,934    3,424,556   3,332,809
                              =========    =========    =========   =========


     For each of the three and six months ended September 30, 2000 options to purchase 280,996 shares of Common Stock were excluded from dilutive shares as they had an antidilutive effect on the calculation.

7.    REGULATORY CAPITAL

     The Company is not subject to separate regulatory capital requirements. During the six months ended September 30, 2001, the Bank received OTS approval and paid a dividend of $14 million to the Company. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at September 30, 2001 and March 31, 2001.

As of September 30, 2001:
                                                            Categorized as
                                                          "Well Capitalized "
                                           For Capital       Under Prompt
                                            Adequacy         Corrective
                              Actual        Purposes       Action Provision
                           (In thousands) (In thousands)    (In thousands)
                          --------------- --------------   ---------------
                          Amount   Ratio  Amount   Ratio   Amount    Ratio
As of Sept. 30, 2001:

Total Capital:
 (To Risk Weighted
   Assets)              $ 39,882   14.4% $ 22,131   8.0%  $ 27,664   10.0%
Tier I Capital:
 (To Risk Weighted
   Assets)                37,464   13.5       N/A   N/A     16,598    6.0
Tier I Capital:
 (To Tangible Assets)     37,464    9.5    15,789   4.0     19,737    5.0
Tangible Capital:
 (To Tangible Assets)     37,464    9.5     5,921   1.5        N/A    N/A

                                      (9)

As of March 31, 2001
                                                            Categorized as
                                                          "Well Capitalized "
                                           For Capital       Under Prompt
                                            Adequacy         Corrective
                              Actual        Purposes       Action Provision
                           (In thousands) (In thousands)    (In thousands)
                          --------------- --------------   ---------------
                          Amount   Ratio  Amount   Ratio   Amount    Ratio
As of March 31, 2001:

Total Capital:
 (To Risk Weighted
   Assets)              $ 39,882   14.4% $ 22,131   8.0%  $ 27,664   10.0%
Total Capital:
 (To Risk Weighted
   Assets)              $ 50,646   22.3% $ 18,203   8.0%  $ 22,754   10.0%

Tier I Capital:
 (To Risk Weighted
   Assets)                48,548   21.3       N/A    N/A    13,652    6.0

Tier I Capital:
 (To Tangible Assets)     48,548   12.5    15,490    4.0    19,362    5.0

Tangible Capital:
 (To Tangible Assets)     48,548   12.5     5,809    1.5       N/A    N/A


8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to all entities. This statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Management does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements. The Company plans to adopt the provisions of these statements on April 1, 2002.

ITEM II.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

SAFE HARBOR CLAUSE. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-

                                      (10)
looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

GENERAL

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At September 30, 2001, the Company had total assets of $396.4 million, total deposits of $251.7 million and shareholders' equity of $55.3 million. The Company is currently not engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

The Bank was organized in 1901. It is regulated by the OTS and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a member of the FHLB of Seattle, conducting its business through nine office facilities, with its headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney, Grant and Umatilla in Eastern Oregon.

The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans, consumer and commercial loans within its primary market area. At September 30, 2001, one-to-four family residential mortgage loans totaled $132.3 million, or 37.1% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of these activities, at September 30, 2001 the Company had agricultural loans of $18.5 million, commercial business loans of $26.9 million, commercial real estate loans of $56.2 million, agricultural real estate loans of $3.5 million, and automobile loans of $28.5 million (including $24.2 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with rates that are adjustable. Commercial (including both commercial real estate and commercial business) and agricultural loans (including agricultural real estate) outstanding totaled $42.7 million and $19.6 million, respectively, at March 31, 2001 and increased to $83.1 million and $22.0 million respectively at September 30, 2001. To a lesser

                                      (11)
degree, the net earnings of the Company rely on the level of its non-interest income. The Company is focusing on growing its fee income and controlling its non-interest expense.

CHANGES IN FINANCIAL CONDITION

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND SEPTEMBER 30, 2001

Total assets increased $7.5 million, or 2%, from $389 million at March 31, 2001, to $396 million at September 30, 2001. Loans receivable increased $41.8 million, or 17%, from $251 million to $293 million. Commercial real estate loans increased $36 million while all other loans increased by $5 million. Securities decreased by $33 million, or 34%, from $97 million to $64 million. The increase in loans and corresponding decrease in securities reflect the Company's efforts to increase adjustable rate commercial loans balances and
decrease the investment in interest rate sensitive securities.   The Company's
purchased commercial real estate loans totaled $38.0 million and have a weighted average rate yield of 8.92% at September 30, 2001. These loans are all in the Pacific Northwest, are all performing and were purchased in accordance with the Company's strict underwriting standards.

Total liabilities increased $10 million, or 3%, from $331 million at March 31, 2001, to $341 million at September 30, 2001. Non-interest bearing transaction accounts increased $2 million, or 11%, interest bearing transaction accounts increased $4 million, or 4%, and time certificates decreased $8 million, or 6%, to $22 million, $110 million and $120 million respectively at September 30, 2001 compared to March 31, 2001. The strong growth in transaction accounts reflects the Company's efforts to grow its core deposit base and become less reliant on expensive borrowings and time certificates.

Total shareholders' equity decreased $2.5 million, or 4%, from $57.8 million at March 31, 2001, to $55.3 million at September 30, 2001. Additional paid-in capital decreased by $4.9 million, or 16%, from $31.0 million at March 31, 2001, to $26.1 million at September 30, 2001. The decrease in paid-in capital reflects $5.1 million in share repurchases partially offset by ongoing vesting of employee stock-based compensation during the six month period. Retained earnings increased $1.7 million, or 6%, from $28.4 million at March 31, 2001, to $30.1 million at September 30, 2001. The increased retained earnings reflects net income of $2.4 million offset by $698,000 paid to shareholders as dividends.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL. Net income for the quarter ended September 30, 2001 was $1.3 million, or $.40 per share, compared to net income of $116,000, or $.03 per share, for the quarter ended September 30, 2000, an increase of $1.2 million. Net income for the first six months of the current year was $2.4 million, an increase of $1.7 million from the six months ended September 30, 2000. The significant increase in earnings is due to the successful restructuring of the Company, benefits in the net interest margin attributable to a steeper yield curve in the current period, and losses on sales of securities in the prior period. The benefits of the restructuring include reduced cost of

                                      (12)
funds from deposit product pricing methodology changes, strong growth in non-interest income, a reduction in non-interest expense, decreased interest rate risk, and considerable growth in adjustable rate commercial real estate loans.

INTEREST INCOME. Interest income for the quarter ended September 30, 2001 was $7.3 million compared to $7.2 million for the quarter ended September 30, 2000, an increase of $100,000, or 1%. The increase in interest income was a result of $1.6 million growth in average balances of interest-earning assets and an 11 basis point increase in the average yield on those assets. The yield on average interest-earning assets increased to 7.79% for the quarter ended September 30, 2001 compared to 7.68% for the same period a year earlier. Average loans receivable for the quarter ended September 30, 2001 increased by $49.8 million, or 20.4%, when compared to the quarter ended September 30, 2000, reflecting the Bank's considerable commercial real estate loan growth.

Interest income for the six months ended September 30, 2001 increased $490,000, or 3.5%, from the comparable period in 2000. Interest income from loans receivable increased $1.9 million, or 19.5%, from the comparable period in 2000. The increase in loan interest income reflected the effect of a $45.9 million growth in average loans receivable balances and a 1 basis point increase in the average yield on those assets. Interest income from fixed income securities decreased by $1.5 million, or 36%, from $4.1 million in 2000, to $2.7 million in the current period reflecting a $40.9 million decrease in average balances partially offset by a 14 basis point increase in average yield on those securities.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2001 was $3.4 million compared to $4.0 million for the comparable period in 2000, a decrease of $587,000, or 15%. The decrease in interest expense was due to a 75 basis point decrease in the average cost of all liabilities from 4.80% for the quarter ended September 30, 2000 to 4.05 % for the comparable period this year partially offset by a $7.2 million increase in average interest-bearing liabilities from the prior period to the current period.

Interest expense for the six months ended September 30, 2001 was $7.2 million compared to $7.7 million for the comparable period in 2000, a decrease of $435,000, or 6%. The decrease in interest expense was due to a 50 basis point decrease in the average cost of all liabilities from 4.74% for the six months ended September 30, 2000 to 4.24% for the comparable period this year and was offset by a $17.5 million increase in average interest-bearing liabilities from the prior period to the current period.

The net interest margin increased 72 basis points from 3.41% for the quarter ended September 30, 2000 to 4.13% for the same period in 2001, and increased 43 basis points from 3.48% for the six months ended September 30, 2000 to 3.91% for the comparable period ended September 30, 2001. The increase is mainly due to a decrease in the average cost of all liabilities coupled with a higher level of interest-earning assets.

PROVISIONS FOR LOAN LOSSES. During the quarter ended September 30, 2001, the provision for loan losses was $24,000 compared to $502,000 for the quarter ended September 30, 2000, a decrease of $478,000. A comparison of the provision for the loan losses for the six month periods ended September 30, 2001 and 2000 shows a decrease of $264,000 from $606,000 to $342,000. The decrease in the provision for losses reflects the unusually high provision made in

                                      (13)
the previous period which caused the institution's total provision for loan losses to mirror peer banks and more accurately reflect the inherent risk in the overall loan portfolio which now has an increased percentage of riskier commercial loans. Strong loan growth in the first three months of the six months ended September 30, 2001, required a relatively large $318,000 provision, while the minimal loan growth that occurred in the three months ended September 30, 2001, required only a $24,000 provision for loan losses. Asset performance continues to be well above peers with non-performing assets totaling $259,000, or 0.09% of net loans at September 30, 2001 compared to $43,000 or 0.02% or net loans at September 30, 2000. A comparison of the allowance for loan losses at September 30, 2001 and 2000 shows an increase of $460,000 from $2.1 million to $2.4 million. The allowance for loan losses as a percentage of net loans was 0.83% and 0.80% at September 30, 2001 and September 30, 2000, respectively.

NON-INTEREST INCOME. Non-interest income increased $148,000, or 26%, for the quarter ended September 30, 2001 to $723,000 from $575,000 for the comparable period a year earlier. Non-interest income increased $726,000, or 71.5%, for the six months ended September 30, 2001 to $1.7 million from $1.0 million for the comparable period a year ago. The increase in quarterly and year-to-date non-interest income is due to sustainable increases in fees from commercial loan renewals, fees from the sale of conforming real estate loans and income from bank-owned life insurance policies.

NON-INTEREST EXPENSE. Non-interest expense decreased $397,000, or 13%, from $3.1 million for the quarter ended September 30, 2000, to $2.7 million for the quarter ended September 30, 2001. For the six month period ended September 30, 2001, non-interest expense decreased $275,000, or 5% from $5.7 million for the six months ended September 30, 2000, to $5.4 million for the most recent six months. The decrease in non-interest expense is due to decreases in most non-interest expense categories offset by increases in depreciation and professional fees. Professional fees have increased as a result of a contested proxy contest and related legal activity.

INCOME TAXES. The income tax expense was $525,000 for the quarter ended September 30, 2001, compared to $55,000 for the comparable period in 2000.
The Company's effective tax rates for the quarters ended September 30, 2001 and 2000, were 28% and 32%, respectively. The increase in income tax expense was primarily due to the higher levels of pre-tax income partially offset by a reduction in the effective tax rate. The effective tax rate decreased due to increased tax advantaged assets and a tax benefit related to the Company's employee stock ownership plan.

The income tax expense was $883,000 for the six months ended September 30, 2001, compared to $371,000 for the comparable period in 2000. The Company's effective tax rates for the six months ended September 30, 2001 and 2000, were 27% and 34%, respectively. The increase in income tax expense was primarily due to the higher levels of pre-tax income partially offset by a reduction in the effective tax rate. The effective tax rate decreased due to increased tax advantaged assets and a tax benefit related to the Company's employee stock ownership plan.

Item No. III

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended September 30, 2001, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 2001.

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

          The Company has been a party to legal proceedings involving a dissident shareholder. Stilwell Associates, L.P. filed four separate suits or proceedings against the Company and/or individual directors. The first was a mandamus proceeding in Baker County, Oregon to require the Company to produce additional information about its shareholders under Oregon's shareholder inspection statute. The initial proceeding was dismissed on technical grounds, and the court ordered Stilwell Associates, L.P. to pay the Company's costs and attorney fees because of improper conduct. A second mandamus proceeding was then commenced. The court ruled that the additional document requests do fall within the state shareholder inspection statute, and ordered the Company to produce the documents and to pay Stilwell Associates, L.P.'s attorney fees. The Company produced the documents and did not appeal the court's ruling.

          Stilwell Associates, L. P. also brought a state action in Multnomah County, Oregon against Charles Henry Rouse to remove him from the Company's board of directors. Stilwell Associates, L.P. alleged that Mr. Rouse violated the board's residency requirements. Mr. Rouse's motion for summary judgment against Stilwell Associates, L.P. was granted on September 12, 2001, and Mr. Rouse was awarded his costs and disbursements. The third action was a purported derivative suit brought in federal court in Portland, Oregon against both the Company and director Edward H. Elms. Stilwell Associates, L.P. alleged that Mr. Elms perjured himself in a deposition given in Mr. Rouse's case because his testimony allegedly did not match that of the other Company directors, and that Mr. Elms should be removed from the board of directors. The Company and Mr. Elms moved to dismiss the case against them. Stilwell Associates, L.P. responded with a motion to amend its claims.

          The Company and Mr. Elms denied the claims against them and filed counterclaims and third-party claims against Joseph Stilwell, Stilwell Associates, L.P., Stilwell Value LLC and Stilwell Value Partners II, L.P. (the "Stilwell Value Group") alleging that the Stilwell Value Group made false and misleading statements under federal securities laws in its Schedule 13D filings with the Securities and Exchange Commission. The Stilwell Value Group moved to dismiss the counterclaims and third-party claims or, in the alternative, for summary judgment on these claims. On September 18, 2001, the Court dismissed the entire lawsuit for lack of federal jurisdiction of Stilwell's claims.

          Pursuant to the Company's Articles of Incorporation and Bylaws and in accordance with Oregon law, the Company provided defense costs for both directors in these actions. The Company believes thelike-lihood of incurring any "material loss contingency" in connection with these matters is remote and that there will not be significant continuing defense costs.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

                                   (15)

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          No matters were submitted to a vote of security holders during the second quarter of the fiscal year ended March 31, 2002.

Item 5.   Other Information
          -----------------

          On September 18, 2001, the Company awarded stock options and restricted stock awards to the following employees of the Company:

          Name                    Options*       Restricted stock Awards*
          ----                    -------        -----------------------
          David E. Stirewalt       5,000                    --
          Jonathan McCreary       10,000                 4,000
          Steven R. Rehn           3,258                 1,500

          -------------
          * To defer expenses, these awards vest ratably over a three year period with the first vesting commencing on September 18, 2002.

          On October 23, 2001, the Company awarded stock options and restricted stock awards to the following directors of the Company and the Bank:

          Name                    Options*       Restricted stock Awards**
          ----                    -------        -------------------------
          Stephen R. Whittemore   16,228                 9,727
          Albert H. Durgan        16,228                 9,727
          Edward H. Elms          16,228                 9,727
          John W. Gentry          16,228                 9,727
          Charles R. Rouse        16,228                 9,727
          John A. Lienkaemper     16,228                 9,727
          Kevin D. Padrick         5,000                    --

          -------------
          *  Immediate vesting.
          ** To defer expenses, these awards vest ratably over a three year period with the first vesting commencing on October 23, 2003.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          3(a)   Articles of Incorporation of the Registrant (1)
          3(b)   Bylaws of the Registrant (1)
          3(c)   Amendment to Bylaws of the Registrant (2)
          10(a)  Amended Employment Agreement with Berniel Maughan (3)
          10(b)  Amended Employment Agreement with Zane F. Lockwood (3)
          10(c)  Amended Employee Severance Compensation Plan (4)
          10(d)  Pioneer Bank, a Federal Savings Bank Employee Stock Ownership
                   Plan (4)
          10(e)  Pioneer Bank, a Federal Savings Bank 401(k) Plan (1)
          10(f)  Pioneer Bank Director Emeritus Plan (1)
          10(g)  1998 Stock Option Plan (5)
          10(h)  Amendment to 1998 Stock Option Plan
          10(i)  1998 Management Recognition and Development Plan (5)
          10(j)  Amendment to 1998 Management Recognition and Development Plan

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


                             OREGON TRAIL FINANCIAL CORP.

                                       /s/Berniel L. Maughan
Date: November 13, 2001           By: ----------------------------------
                                       Berniel L. Maughan, President and
                                       Chief Executive Officer

                                       /s/Jon McCreary
Date: November 13, 2001           By: ----------------------------------
                                       Jon McCreary, Chief Financial
                                       Officer

                                 Exhibit 10(h)

                     Amendment to 1998 Stock Option Plan

                         OREGON TRAIL FINANCIAL CORP.
                   AMENDMENT TO THE 1998 STOCK OPTION PLAN

     Effective August 21, 2001, the following amendment was adopted:

     RESOLVED, effective retroactive to the Plan effective date, the first sentence of Section 6(c) is amended to read as follows:

     Unless otherwise determined by the Board, upon the termination of a Participant's employment (or, in the case of a Director who no longer serves as a member of the board of directors of the Corporation or its subsidiaries) for any reason other than Disability, death or Termination for Cause, the Participant's Non-Qualified Stock Options shall be exercisable only as to those shares which were immediately exercisable by the Participant at the date of termination and only for a period of one
     (1) year following termination. Notwithstanding any provision set forth herein nor contained in any Agreement relating to the award of an Option, in the event of Termination for Cause, all rights under the Participant's Non-Qualified Stock Options shall expire upon termination.

                                   * * * * *

                               Exhibit 10(j)

        Amendment to 1998 Management Recognition and Development Plan

                         OREGON TRAIL FINANCIAL CORP.

                  MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN

                            AMENDMENT NUMBER ONE


     Effective August 21, 2001, the following amendment was adopted:

     RESOLVED, effective retroactive to the Plan effective date, the definition of "Board" as defined in Section 2 of the Plan shall read as follows:


     "DIRECTOR shall mean a member of the Board of Directors of the Corporation, or a member of the board of directors of any subsidiary of the Corporation, who is not also an employee of the Corporation or its subsidiaries."

                                   * * * * *