Form 10-Q
period 2001-12-31
OREGON TRAIL FINANCIAL CORP
filed 2002-02-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 2001

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  0-22953

                       OREGON TRAIL FINANCIAL CORP.
          (Exact name of registrant as specified in its charter)


Oregon                                              91-1829481
------------------------------------------------------------------------------
State or other jurisdiction of                   (I.R.S. Employer or
incorporation organization                      Identification Number)


2055 First Street, Baker City, Oregon                            97814
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:          (541) 523-6327
                                                           -------------------


Securities registered pursuant to Section 12(b) of the Act:       None
                                                           -------------------


Securities registered pursuant to Section 12(g) of the Act:   Common Stock.
                                                              Par value $.01
                                                                per share
                                                           -------------------
                                                            (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.      YES   [ X ]       NO  [   ]

     As of February 6, 2002 there were issued and outstanding 3,082,117 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded and listed on the Nasdaq National Market under the symbol "OTFC".

                          OREGON TRAIL FINANCIAL CORP.

                               TABLE OF CONTENTS


Part I.        Financial Information

Item I.        Financial Statements (Unaudited)                       Page

               Consolidated Balance Sheets                              2
               as of December 31, 2001 and March 31, 2001

               Consolidated Statements of Income (For the Three and
               Nine Months Ended December 31, 2001 and 2000)            3

               Consolidated Statements of Shareholders' Equity
               (For the Nine Months Ended December 31, 2001 and for
               the Year Ended March 31, 2001)                           4

               Consolidated Statements of Cash Flows (For the
               Nine Months Ended December 31, 2001 and 2000)           5 - 6

               Notes to Consolidated Financial Statements              7 - 10

Item II.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10 - 16

Item III.      Quantitative and Qualitative Disclosures about
               Market Risk                                               16

Part II.       Other Information

Item 1.        Legal Proceedings                                         17

Item 2.        Changes in Securities and Use of Proceeds                 17

Item 3.        Defaults Upon Senior Securities                           17

Item 4.        Submission of Matters to a Vote of Security Holders    17 - 18

Item 5.        Other Information                                         18

Item 6.        Exhibits and Reports on Form 8-K                          18

Signatures                                                               19

                      PART I.  FINANCIAL INFORMATION
                 ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001  and MARCH 31, 2001
(UNAUDITED)
($ in thousands, except share data)

                                                     December 31  March 31
ASSETS                                                  2001        2001
                                                       ------      ------
Cash and cash equivalents (including interest-earning
 accounts of $7,482 and $8,626)                       $ 9,512     $10,581

Securities:
Available for sale, at fair value (amortized cost:
 $71,241 and $88,812)                                  72,004      96,924
Loans receivable, net of allowance for loan
 losses of $2,367 and $2,098                          285,863     250,897
Accrued interest receivable                             2,182       2,372
Premises and equipment, net                             9,649      10,136
Stock in Federal Home Loan Bank of Seattle ("FHLB"),
 at cost                                                6,223       4,651
Real estate owned and other repossessed assets             62          63
Other assets                                           13,695      13,257
                                                     --------    --------
TOTAL ASSETS                                         $399,190    $388,881
                                                     ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
 Interest-bearing                                    $114,304    $106,206
 Noninterest-bearing                                   20,372      19,678
 Time certificates                                    113,183     127,893
                                                     --------    --------
  Total deposits                                      247,859     253,777

Advances from FHLB                                     96,600      73,125
Accrued expenses and other liabilities                  3,104       4,151
Advances from borrowers for taxes and insurance            65          22
                                                     --------    --------
 Total liabilities                                    347,628     331,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 1,000,000 shares
 authorized; no shares issued or outstanding                -           -
Common stock, $.01 par value; 8,000,000 shares authorized;
 December 31, 2001, 4,694,875 issued, 2,832,390 outstanding;
 March 31, 2001, 4,694,875 issued, 3,325,757 outstanding;  31          36
Additional paid-in capital                             22,805      30,972
Retained earnings (substantially restricted)           30,977      28,374
Unearned shares issued to the Employee Stock Ownership
 Plan ("ESOP")                                         (1,476)     (1,878)
Unearned shares issued to the Management Recognition
 and Development Plan ("MRDP")                         (1,336)       (515)
Accumulated other comprehensive income                    561         817
                                                     --------    --------
 Total shareholders' equity                            51,562      57,806

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $399,190    $388,881
                                                     ========    ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                  (2)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)
($ in thousands, except per share data)


                               3 MOS ENDED 3 MOS ENDED 9 MOS ENDED 9 MOS ENDED
                                 31-Dec-01   31-Dec-00   31-Dec-01   31-Dec-00
INTEREST INCOME:                 ---------   ---------   ---------   ---------
Interest and fees on loans
 receivable                         $5,766      $5,231     $17,463    $15,023
Securities:
 Mortgage-backed and related
  securities                           708       1,360       2,615      4,294
 U.S. government and government
  agencies                             278         574       1,047      1,788
Other interest and dividends           108          74         305        213
                                 ---------   ---------   ---------  ---------
Total interest income                6,860       7,239      21,430     21,318

INTEREST EXPENSE:
Deposits                             1,906       2,811       6,639      7,890
FHLB advances                        1,048       1,167       3,546      3,753
                                 ---------   ---------   ---------  ---------
Total interest expense               2,954       3,978      10,185     11,643

Net interest income                  3,906       3,261      11,245      9,675
Provision for (credit from) loan
 losses                                 (4)        117         337        723
Net interest income after provision-------   ---------   ---------  ---------
 for loan losses                     3,910       3,144      10,908      8,952

NON-INTEREST INCOME:
Service charges on deposit accounts    487         469       1,367      1,311
Loan servicing fees                    188         101         465        299
Realized gain on securities              5           -         314          -
Other Income (expense)                 116          (4)        391        (29)
                                 ---------   ---------   ---------  ---------
Total non-interest income              796         566       2,537      1,581

NON-INTEREST EXPENSE:
Employee compensation and benefits   1,623       1,944       4,636      5,083
Supplies, postage, and telephone       215         187         646        641
Depreciation                           206         230         644        671
Occupancy and equipment                182         201         527        524
FDIC insurance premium                  15          12          36         37
Customer accounts                      121         162         403        415
Advertising                             38          40          81        175
Professional fees                      363          65       1,119        251
Realized loss on securities              -         561           -        953
Other                                  210         140         330        515
                                 ---------   ---------   ---------  ---------
Total non-interest expense           2,973       3,542       8,422      9,265

Income before income taxes           1,733         168       5,023      1,268
Provision for income taxes             513          52       1,396        423
                                 ---------   ---------   ---------  ---------
NET INCOME                          $1,220        $116      $3,627       $845
                                 =========   =========   =========  =========
Basic Earnings per share             $0.42       $0.03       $1.14      $0.25
                                 =========   =========   =========  =========
Weighted average number of
  shares outstanding             2,938,332   3,339,166   3,189,274  3,333,054

Diluted Earnings per share           $0.40       $0.03       $1.10      $0.25
                                 =========   =========   =========  =========
Weighted average number of
  dilutive shares                3,078,005   3,403,884   3,308,619  3,355,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                 (3)


OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND THE YEAR ENDED MARCH 31, 2001
(UNAUDITED)
($ in thousands, except share data)

                                                           Unearned   Unearned
                                                            Shares     Shares
                                                            Issued    Issued to
                                                              to     Management        Accumulated
                                                           Employee  Recognition          Other
                                                            Stock        and     Compre-  Compre-
                                      Additional            Owner-     Develop-  hensive  hensive
                        Common Stock   Paid-in    Retained   ship       ment     Income   Income
                     Shares   Amount   Capital    Earnings   Plan       Plan     (Loss)   (Loss)     Total
                     ------   ------   -------    --------  -----       -----     ----    ------     -----
Balance, April 1,
 2000              3,317,006    $36    $31,743    $27,759   ($2,415)    ($740)        -   ($3,279)  $53,104
Net income                 -      -          -      1,694         -         -    $1,694         -     1,694
Cash dividends
 paid                      -      -          -     (1,079)        -         -         -         -    (1,079)
Stock repurchased
 and retired         (76,308)    (1)      (945)         -         -         -         -         -      (946)
Earned ESOP
 shares               53,656      -         70          -       537         -         -         -       607
New MRDP shares
 granted                   -      -         42          -         -       (42)        -         -         -
Earned MRDP
 shares               25,811      -          -          -         -       267         -         -       267
Exercise of stock
 options               5,592      1         62          -         -         -         -         -        63
Net unrealized
  gain on securi-
  ties available
  for sale of
  $5,584 (net of
  tax expense of
  $3,319) less
  reclassification
  adjustment for
  net losses
  included in net
  income of $1,488
  (net of tax
   benefit of $766)                                                               4,096     4,096     4,096
                                                                                 ------


Comprehensive income       -      -          -          -         -         -    $5,790         -         -
                   ---------  -----    -------    -------   -------   -------    ------     -----   -------
Balance, March 31,
 2001              3,325,757     36     30,972     28,374    (1,878)     (515)                817    57,806

Net income                 -      -          -      3,627         -         -     3,627         -     3,627
Cash dividends paid        -      -          -     (1,024)        -         -         -         -    (1,024)
Stock repurchased
 and retired        (574,587)    (6)    (9,672)         -         -         -         -         -    (9,678)
Earned ESOP shares    40,242      -        298          -       402         -         -         -       700
Earned MRDP shares    29,380      -          -          -         -       235         -         -       235
New MRDP shares
 granted                   -      -          -      1,056         -         -    (1,056)        -         -
Exercise of stock
 options              11,598      1        151          -         -         -         -         -       152
Net unrealized loss
 on securities
 available for sale
 of $64 (net of tax
 benefit of $40) less
 reclassification
 adjustment for net
 losses included in
 net income of $192
 (net of tax expense
 of $118)

Unrealized gain on
 securities available
 for sale, net of tax      -      -          -          -         -         -      (256)     (256)     (256)
                                                                                 ------
Comprehensive income       -      -          -          -         -         -    $3,371         -         -
                   ---------  -----    -------    -------   -------   -------    ======     -----   -------
Balance, December 31,
 2001              2,832,390    $31    $22,805    $30,977   ($1,476)  ($1,336)               $561   $51,562
                   =========  =====    =======    =======   =======   =======               =====   =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                        (4)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)
($ in thousands)
                                                          31-Dec-01  31-Dec-00
CASH FLOWS FROM OPERATING ACTIVITIES                      ---------  ---------
  Net income                                                 $3,627      $845
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                644       671
    Compensation expense related to ESOP                        700       448
    Compensation expense related to MRDP                        235       186
    Amortization of deferred loan fees                         (145)      (57)
    Provision for loan losses                                   337       723
    Amortization and accretion of premiums and discounts        279       614
      on investments and loans purchased
    FHLB dividends                                             (305)     (213)
    Loss on sale of premises and equipment                        1        (3)
    Realized gain(loss) on securities available for sale        314      (561)
  Changes in assets and liabilities:
    Accrued interest receivable                                 190       164
    Other assets                                               (438)     (373)
    Accrued expenses and other liabilities                   (1,047)    1,112
                                                            -------   -------
Net cash provided by operating activities                     4,392     3,556
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                         (84,552)  (87,417)
  Loan principal repayments                                  94,078    72,949
  Loans purchased                                           (52,484)  (17,644)
  Loans sold                                                  7,567         -
  Principal repayments of securities available for sale      12,800    10,300
  Proceeds from sale of securities available for sale        30,400    31,020
  Purchase of securities available for sale                 (18,895)   (4,000)
  Purchases of stock in FHLB                                 (1,267)     (468)
  Purchases of premises and equipment                          (197)   (1,074)
  Proceeds from sales of premises and equipment                  39         -
                                                            -------   -------
Net cash provided by (used in) investing activities         (12,511)    3,666
                                                            -------   -------


                                     (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase(decrease) in deposits                        ($5,918)  $18,236
  Change in advances from borrowers for taxes and insurance      43      (676)
  Change in borrowings from FHLB                             23,475   (10,025)
  Payment of cash dividends                                  (1,024)     (809)
  Stock options excercised                                      152         -
  Stock repurchased and retired                              (9,678)     (778)
                                                            -------   -------
Net cash provided by financing activities                     7,050     5,948
                                                            -------   -------
Net increase(decrease) in cash                               (1,069)   13,170

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               10,581     9,261
                                                            -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $9,512   $22,431
                                                            =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings                    $9,833   $11,241
Income taxes                                                  1,830       435

Noncash investing activities:
Unrealized gain(loss) on securities available for sale,
 net of tax                                                    (256)    3,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               (6)

                  OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp. and its subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank") (together, the "Company") financial condition as of December 31, 2001 and March 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000 and of cash flows for the nine months ended December 31, 2001 and 2000. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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


3.  ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows for the year ended March 31, 2001 and for the nine months ended December 31, 2001:

                               December 31, 2001     March 31, 2001
                                 (in thousands)      (in thousands)
                                -----------------    ---------------
Balance, beginning of period          $ 2,098           $ 1,396
Charge-offs                              (103)             (111)
Recoveries                                 35                19
Provision for loan losses                 337               794
                                -----------------    ---------------
Balance, end of period                $ 2,367           $ 2,098
                                =================    ===============

                                      (7)

4.  ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at December 31, 2001 consisted of 18 term advances and one variable rate advance varying in length from two days to 344 months totaling $96.6 million from the FHLB of Seattle. The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at December 31, 2001:

Due in less than one year:
--------------------------

Amount            Range of Interest           Weighted Average
                        Rates                  Interest Rate
--------------------------------------------------------------
$52,100,000         1.83% - 5.62%                  2.58%


Due within one to five years:
-----------------------------

Amount            Range of Interest           Weighted Average
                        Rates                  Interest Rate
--------------------------------------------------------------
$29,500,000         5.20% - 7.22%                   6.47%


Due in greater than five years:
-------------------------------

Amount            Range of Interest           Weighted Average
                        Rates                  Interest Rate
--------------------------------------------------------------
$15,000,000         7.03% - 7.12%                  7.09%


5. SHAREHOLDERS' EQUITY

     In December 2000, the Company received approval from the Office of Thrift Supervision ("OTS") to repurchase 10% of its outstanding shares of common stock, or 331,900 shares. As of December 31, 2001, all shares in this program had been purchased at a weighted average price per share of $15.77. In October 2001, the Company received approval from the OTS to repurchase an additional 5% of its outstanding shares of common stock or 151,754 shares. As of December 31, 2001, all shares in this program had been repurchased at an average price per share of $17.52. In November 2001, the Company announced an additional 5% repurchase plan, or 146,099 shares. As of December 31, 2001, 98,500 shares had been repurchased at an average price of $18.24. During the nine months ended December 31, 2001, the Company repurchased 574,587 shares of its outstanding common stock at an average price of $16.66 per share. Since converting to a stock company in 1997, the Company has repurchased 1,817,095 shares, or 38.7% of its initial outstanding shares.

                                   (8)

6.   EARNINGS PER SHARE

     Shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted Earnings Per Share ("EPS"). Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares of restricted stock awarded but not released under the Company's Management Recognition and Development Plan ("MRDP") and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.


                       For the Three Months Ended   For the Nine Months Ended
                              December 31,                 December 31,
                       --------------------------   --------------------------
                           2001           2000          2001           2000
                           ----           ----          ----           ----
Weighted average common
 shares outstanding
 basic                   2,938,332     3,339,166      3,189,274      3,333,054

Effect of Dilutive Securities
 on Number of Shares:

          MRDP shares       12,930        18,831         23,024         15,070
          Stock Options    126,743        45,887         96,321          7,440
                         ---------     ---------      ---------      ---------

Total Dilutive Securities  139,673        64,718        119,345         22,510
                         ---------     ---------      ---------      ---------

Weighted average common
 shares outstanding with
 dilution                3,078,005     3,403,884      3,308,619      3,355,564
                         =========     =========      =========      =========



7.  REGULATORY CAPITAL

     The Company is not subject to separate regulatory capital requirements. During the nine months ended December 31, 2001, the Bank received OTS approval and paid a dividend of $14 million to the Company. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at December 31, 2001 and March 31, 2001.

As of December 31, 2001:

                                   For Capital     Categorized as "Well
                                    Adequacy       Capitalized" Under Prompt
                   Actual           Purposes       Corrective Action Provision
                (In Thousands)    (In Thousands)        (In Thousands)
                --------------    --------------   ---------------------------
               Amount   Ratio     Amount   Ratio        Amount     Ratio
As of Dec 31,
 2001:

Total Capital:
  (To Risk
    Weighted
    Assets)   $ 41,249   15.1%  $  21,793    8.0%       $ 27,241    10.0%
Tier I Capital:
  (To Risk
    Weighted
    Assets)     38,882   14.3       N/A      N/A          16,345     6.0
Tier I Capital:
  (To Tangible
    Assets)     38,882    9.8      15,847    4.0          19,809     5.0
Tangible Capital:
 (To Tangible
   Assets)      38,882    9.8       5,943    1.5            N/A      N/A

                                 (9)

As of March 31, 2001

                                   For Capital     Categorized as "Well
                                    Adequacy       Capitalized" Under Prompt
                   Actual           Purposes       Corrective Action Provision
                (In Thousands)    (In Thousands)        (In Thousands)
                --------------    --------------   ---------------------------
               Amount   Ratio     Amount   Ratio        Amount     Ratio
As of March 31,
 2001

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

ITEM II.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or

                                   (10)
strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, deposit flows, demand for mortgages and other loans, real estate values, competition, changes in accounting principles, practices, or guidelines, changes in legislation, the general and local economic climate in the Company's market area and the country as a whole, loan delinquency rates, changes in federal and state regulation and other economic, competitive, governmental, regulatory and technological factors effecting operations, pricing, products and services. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

GENERAL

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At December 31, 2001, the Company had total assets of $399.2 million, total deposits of $247.9 million and shareholders' equity of $51.6 million. The Company is currently not engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

The Bank was organized in 1901. It is regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are federally insured up toapplicable limits by the FDIC under the Savings Association Insurance Fund (SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") of Seattle since 1934.

The Bank conducts its business through nine office facilities, with its headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney, Grant and Umatilla in Eastern Oregon.

The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans, consumer and commercial loans within its primary market area. At December 31, 2001, one-to-four family residential mortgage loans totaled $130.4 million, or 45.3% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of these activities, at December 31, 2001 the Company had agricultural loans of $19.6 million, commercial business loans of $24.3 million, commercial real estate loans of $52.7 million, agricultural real estate loans of $3.6 million, and automobile loans of $29.4 million (including $25.2 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with adjustable rates. Commercial (including both commercial real estate and commercial business) and agricultural loans outstanding totaled $42.7 million and

                                    (11)

$19.6 million, respectively, at March 31, 2001 and increased to $77.0 million and $23.3 million respectively at December 31, 2001.

To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is focusing on growing its fee income and controlling its non-interest expense.

CHANGES IN FINANCIAL CONDITION

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2001

Total assets increased $10.3 million, or 2.7%, from $388.9 million at March 31, 2001, to $399.2 million at December 31, 2001. The growth in assets was primarily attributable to a $35.0 million, or 13.9%, increase in net loans receivable from $250.9 million at March 31, 2001, to $285.9 million at December 31, 2001. Included in the net loan growth, commercial real estate loans increased $33.1 million, commercial business loans increased $1.3 million, and consumer loans increased $3.2 million while residential real estate loans decreased $5.9 million. The increase in commercial real estate loans was a result, in part, of the purchase of a commercial real estate loan pool in the first quarter of 2001. The purchased loans totaled $34.4 million at December 31, 2001. The decrease in real estate loans was partially caused by the sale of newly originated conforming real estate loans, some of which were refinances. For the quarter ended December 31, 2001, $3.7 million in real estate loans were sold. Securities decreased $24.9 million, or 25.7%, from $96.9 million at March 31, 2001, to $72.0 million at December 31, 2001.

Non-performing assets, consisting of non-accruing loans, real estate owned and other repossessed assets, increased $843,000 from $118,000 at March 31, 2001, to $961,000 at December 31, 2001. The increase in non-performing assets was principally a result of a $700,000 loan participation which was in non-accrual status at December 31, 2001, but is now current. The loan is secured by real estate and personal guarantees, and has been restructured and brought current. The Bank does not expect to incur any loss from this loan. Non-performing assets represented .24% of total assets at December 31, 2001 and .03% of total assets at March 31, 2001. The allowance for loan losses was 263.3% of non-performing loans at December 31, 2001, compared to 3814.6% at March 31,2001.

For the nine months ended December 31, 2001, transaction and savings deposit accounts increased 7%, or $8.9 million, from $30.3 million at March 31, 2001 to $134.7 million for the nine months ended December 31, 2001 and represent 54.3% of total deposits. Total deposits decreased 2%, or $5.9 million, to $247.9 million for the nine months ended December 31, 2001 from $253.8, million at March 31, 2001. The growth in transaction accounts reflects the Company's strategy to decrease its dependence on more expensive borrowings and certificates of deposit. For the quarter ended December 31, 2001, the average cost of transaction and savings accounts was 1.42% while the average cost of certificates of deposit was 4.72%. Borrowings from the FHLB of Seattle increased 32%, or $23.5 million, to $96.6 million during the nine months ended December 31, 2001 from $73.1 million at March 31, 2001. The increased borrowings were primarily used to fund commercial real estate loan growth.

                                  (12)

For the nine months ended December 31, 2001, the Company's book value per share increased 5% to $18.20 per share from $17.38 at March 31, 2001. Shareholders' equity decreased by 11%, or $6.2 million, from $57.8 million to $51.6 million for the nine months ended December 31, 2001. The decrease in shareholders' equity was the result of the Company completing a 10% stock repurchase program announced in January 2001, a 5% program announced in October 2001, and acquiring 98,500 shares related to a 5% repurchase program announced in November 2001. During the nine months ended December 31, 2001, the Company repurchased 574,587 shares of its outstanding common stock at an average price of $16.66 per share. Generally, the Company has repurchased shares to enhance shareholder value when repurchases are thought to be accretive to earnings per share and/or book value.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

GENERAL. For the quarter ended December 31, 2001, the Company had net income of $1.2 million , or $.40 per share (diluted), compared to net income of $116,000, or $.03 per share (diluted), for the quarter ended December 31, 2000, an increase of $1.1 million. Net income for the first nine months of the current year was $3.6 million, or $1.10 per share (diluted), compared to net income of $845,000, or $.25 per share (diluted), for the nine months ended December 31, 2000, an increase of $2.8 million. For the nine months ended December 31, 2001, net interest income before provision for loan losses was $11.2 million, and increase of 16%, or $1.6 million, the provision for loans losses was $337,000, a decrease of 53%, or $385,000, non-interest income was $2.5 million, an increase of 61%, or $956,000, while non-interest expense was $8.4 million, a decrease of 9%, or $843,000.

INTEREST INCOME. Interest income for the quarter ended December 31, 2001, was $6.9 million compared to $7.2 million for the quarter ended December 31, 2000, a decrease of $300,000, or 5%. The decrease in interest income occurred as a result of a $6.9 million, or 2%, decrease in average balances of interest-earning assets as well as a 26 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 7.48% for the quarter ended December 31, 2001, compared to 7.74% for the same period a year earlier. Average loans receivable for the quarter ended December 31, 2001, increased by $41.2 million, or 17%, when compared to the quarter ended December 31, 2000. Interest income on loans increased by $535,000, or 10%, compared to the prior year, as the impact of the increase in average loan balances was substantially offset by a 46 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates compared to prior year levels. Interest income on securities decreased by $948,000, or 5%, compared to the prior year, reflecting a decrease in the yield on securities as well as a decrease in average balances.

Interest income for the nine months ended December 31, 2001 was $21.4 million compared to $21.3 million for the quarter ended December 31, 2000, an increase of $112,000, or 1%. Interest income from loans increased $2.4 million, or 16%, from the comparable period in 2000. The increase in loan interest income reflected the effect of a $44.4 million growth in average loans receivable balances and occurred despite a 17 basis point decrease in the yield on the loan balances. Interest income from securities decreased $2.4 million, or 40%, from $6.1 million in 2000, to $3.7 million in the current period, reflecting a $38.6 million decrease in average balances along with a 27 basis point decrease in yield. The yield on average earning assets

                                   (13)
decreased from 7.68% for the nine months ended December 31, 2000, to 7.67% for the nine months ended December 31, 2001, as a result of declines in the level of the market interest rates.

INTEREST EXPENSE. Interest expense for the quarter ended December 31, 2001, was $3.0 million compared to $4.0 million for the comparable period in 2000, a decrease of $1.0 million, or 26%. The decrease in interest expense was a result of a decrease in the average cost of all interest-bearing liabilities from 4.80% to 3.55%. The decrease in the average cost of funds was generally a result of a lower interest rate environment and increases in low cost transaction account balances offset by decreases in certificate of deposit account balances. Deposit interest expense decreased $905,000 to $1.9 million for the quarter ended December 31, 2001, compared to $2.8 million for the same quarter a year ago. Transaction and savings deposit accounts had an average balance of $129.1 million and an average cost of 1.42% for the quarter ended December 31, 2001, compared to $127.0 million at 2.27% for the comparable quarter a year ago. Certificate of deposit accounts had an average balance of $122.8 million and an average cost of 4.72% for the quarter ended December 31, 2001, compared to $130.0 million at 6.04% for the comparable quarter a year ago. Borrowings had an average balance of $80.8 million and an average cost of 5.19% for the quarter ended December 31, 2001, compared to $71.5 million at 6.53% for the comparable quarter a year ago.

Interest expense for the nine months ended December 31, 2001, was $10.2 million compared to $11.6 million for the comparable period in 2000, a decrease of $1.4 million, or 13%. The decrease in interest expense was a result of a decrease in the average cost of all interest-bearing liabilities from 4.72% to 4.02%. The decrease in the average cost of funds was generally a result of a lower interest rate environment and increases in low cost transaction account balances offset by decreases in certificate of deposit account balances. Deposit interest expense decreased $1.3 million to $6.6 million for the nine months ended December 31, 2001, compared to $7.9 million for the same period a year ago. Transaction and savings deposit accounts had an average balance of $127.6 million and an average cost of 1.90% for the nine months ended December 31, 2001, compared to $124.4 million at 2.52% for the comparable period a year ago. Certificate of deposit accounts had an average balance of $123.4 million and an average cost of 5.33% for the nine months ended December 31, 2001, compared to $124.8 million at 5.92% for the comparable period a year ago. Borrowings had an average balance of $86.6 million and an average cost of 5.46% for the nine months ended December 31, 2001, compared to $78.0 million at 6.41% for the comparable period a year ago.

PROVISION FOR LOAN LOSSES. The Company's methodology for calculating the necessary reserves for loan losses requires the Company to reserve specific percentages of outstanding loan balances with the percentages varying based upon the perceived risk of the different loan types and loan classification within specific loan types. For unclassified loans the Company reserves .25% of outstanding balances for single family real estate loans, .50% for commercial real estate loans, 1.00% for consumer loans, and 1.50% for dealer auto loans, 7.00% for credit card balances, and 1.50% for commercial and agricultural loans. For classified loans the Company reserves from 2.00% to 100.00% of outstanding balances depending upon the loan type and classification. Additionally, the Company has $231,000 of unallocated reserves as of December 31, 2001. The unallocated reserves were added in fiscal 2000 to help bring the Company's loan loss reserves in line with the reserves of its peer institutions and be reflective of the increased risk in the loan portfolio in connection with the growth in commercial, agricultural and consumer loans. During

                                  (14)
the quarter ended December 31, 2001, seasonality, real estate loan sales and prepayments caused loan balances to decline by $6.8 million. Generally, the decrease in loan balances during the most recent quarter caused the required allowance for loan losses to decline by $55,000 to $2.4 million. The provision for loan losses for the quarter ended December 31, 2001 was a $4,000 credit, while net charge offs for the quarter were $51,000. During the quarter ended December 31, 2001 a commercial real estate loan participation became delinquent and was moved from unclassified to substandard status increasing its required loan loss reserve from $10,500 to $31,500. Subsequently the loan has been restructured with a new borrower and has been moved back to unclassified status. At December 31, 2001 the allowance for loan losses was .83% of total loans compared to .82% at December 31, 2000.

For the nine months ended December 31, 2001, the provision for loan losses was $337,000 compared to $723,000 for the nine months ended December 31, 2000, a decrease of $386,000. The reduction in the provision for loan losses reflects the change in reserving methodology that occurred in 2000, which required significant increases in reserves for that year. For the nine months ended December 31, 2001, the net charge-offs were $68,000 compared to $62,000 for the same period a year ago.

NON-INTEREST INCOME. Non-interest income was $796,000 for the quarter ended December 31, 2001, an increase of $230,000, or 41%, from $566,000 for the quarter ended December 31, 2000. Fees from newly originated loans sold of $72,000 and income from corporate-owned life insurance of $175,000 contributed to the increase in non-interest income during the most recent quarter. There was no income from loans sold or corporate-owned life insurance in the quarter ended December 31, 2000.

For the nine months ended December 31, 2001 non-interest income was $2.5 million compared to $1.6 million for the same period a year ago, an increase of $956,000. Fees from newly originated loans sold of $121,000, income from corporate-owned life insurance of $518,000 and a securities gain of $314,000 contributed to the increase in non-interest income during the most recent nine months. There was no income from loans sold or corporate-owned life insurance or net securities gains in the nine months ended December 31, 2000.

NON-INTEREST EXPENSE. Non-interest expense decreased 19%, or $569,000, to $3.0 million for the quarter ended December 31, 2001 from $3.5 million for the same quarter a year ago. Non-interest expense would have increased by 1%, or $39,000 for the quarter ended December 31, 2001, if the Company had not incurred (a) $257,000 in legal and proxy fees expensed during the December 31, 2001 quarter, (b) a $561,000 loss on securities sales during the December 31, 2000 quarter, and (c) $303,000 in restructuring charges during the December 31, 2000 quarter.

Non-interest expense for the nine months ended December 31, 2001 was $8.4 million, a decrease of $843,000, or 9%, compared to the $9.3 million expensed in the same period a year ago. The decrease in non-interest expense was a result of the absence of restructuring charges which resulted in increased non-interest expense in the prior nine month period. During the nine months ended December 31, 2000 charges, including reduction in force expenses and losses incurred in liquidating low yielding securities totaled $1.3 million.

                                   (15)

INCOME TAXES. The provision for income taxes was $513,000 for the quarter ended December 31, 2001 compared to $52,000 for the same quarter a year ago. The effective tax rate for the quarter ended December 31, 2001 was 30% compared to 31% for the same quarter a year ago. Generally, the lower effective tax rate was a result of the Company having higher balances of tax advantaged assets partially offset by the Company having higher levels of earnings taxed at a higher marginal tax rate. For the nine months ended December 31, 2001 the effective tax rate was 28% compared to 33% for the same period a year ago. Generally, the lower effective tax rate was a result of the Company having higher balances of tax advantaged assets and an income tax benefit related to the Company's ESOP Plan partially offset by the Company having higher levels of earnings taxed at a higher marginal tax rate.


ITEM III.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement.
At March 31, 2001 there was a $14.7 million, or 28.9% decrease in the Bank's NPV as a percent of the present value of assets, assuming a 200 point increase in interest rates. The Bank has taken steps to decrease its interest rate risk by better matching maturities of its balance sheet items. Based on the FHLB model, at September 30, 2001 the decrease in the Bank's NPV was $6.8 million, or 19.3%.

                                   (16)

                          PART II.  -  OTHER INFORMATION

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

          Stilwell Associates, L.P. also brought a state action in Multnomah County, Oregon against Charles Henry Rouse to remove him from the Company's board of directors. Stilwell Associates, L.P. alleged that Mr. Rouse violated the board's residency requirements. Mr. Rouse's motion for summary judgment against Stilwell Associates, L.P. was granted on September 12, 2001, and Mr. Rouse was awarded his costs and disbursements. Stilwell Associates, L.P. has filed an appeal with the Oregon Court of Appeals. The parties have not briefed the issues. The third action was a purported derivative suit brought in federal court in Portland, Oregon against both the Company and director Edward H. Elms. Stilwell Associates, L.P. alleged that Mr. Elms perjured himself in a deposition given in Mr. Rouse's case because his testimony allegedly did not match that of the other Company directors, and that Mr. Elms should be removed from the board of directors. The Company and Mr. Elms moved to dismiss that case against them. Stilwell Associates, L.P. responded with a motion to amend its claims.

          The Company and Mr. Elms denied the claims against them and filed counterclaims and third-party claims against Joseph Stilwell, Stilwell Associates, L.P., Stilwell Value LLC and Stilwell Value Partners II, L.P. (the "Stilwell Value Group") alleging that the Stilwell Value Group made false and misleading statements under federal securities laws in its Schedule 13D filings with the Securities and Exchange Commission. The Stilwell Value Group moved to dismiss the counterclaims and third-party claims or, in the alternative, for summary judgment on these claims. On September 18, 2001, the Court dismissed the entire lawsuit for lack of federal jurisdiction of Stilwell's claims. Pursuant to the Company's Articles of Incorporation and Bylaws and in accordance with Oregon law, the Company provided defense costs for both directors in these actions. The Company believes the likelihood of incurring any "material loss contingency" in connection with these matters is remote.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company's Annual Meeting of Stockholders ("Meeting") was held on September 28, 2001. The results of the vote on the matters presented at the Meeting were as follows:

                                    (17)

          1. The following individuals were elected as directors for three year terms:

                                             Vote For       Vote Withheld
                                             --------       -------------
              John Gentry                   1,076,094           39,761
              Kevin D. Padrick              1,865,828            5,176

             The directors whose terms continued and the years their terms expire are as follows: Albert H. Durgan (2002), Edward H. Elms
             (2002), Stephen R. Whittemore (2003), and Charles H. Rouse
             (2003).

          2. The appointment of the Company's auditors, Deloitte & Touche LLP, as Independent auditors for the fiscal year ending March 31, 2002 was approved by stockholders by the following vote:
             For 2,869,307; Against 20,080; Abstain 94,547; Broker Non-Votes 0
                 ---------          ------          ------                   -

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

----------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1997.
(4) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and the Form 10-Q for the quarter ended September 30, 2001.
(5) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
(6) Incorporated by reference to the Registrant's Form 10-K for the year ended March 31, 2000.

      (b)  Reports on Form 8-K
           No Current Reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   (18)

                             SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OREGON TRAIL FINANCIAL CORP.


Date:  February 14, 2002               By: /s/Berniel L. Maughan
                                          ----------------------------
                                          Berniel L. Maughan, President and
                                          Chief Executive Officer


Date:  February 14, 2002               By: /s/Jon McCreary
                                          ----------------------------
                                          Jon McCreary, Chief Financial
                                          Officer

                                   (19)