Form 10-K
period 2002-03-31
OREGON TRAIL FINANCIAL CORP
filed 2002-06-28
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2002      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-22953

                         OREGON TRAIL FINANCIAL CORP.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Oregon                                         91-1829481
---------------------------------------------        -------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                         I.D. Number)

  2055 First Street, Baker City, Oregon                      97814
---------------------------------------------        -------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (541) 523-6327
                                                     -------------------------
Securities registered pursuant to Section
12(b) of the Act:                                             None
                                                     -------------------------
Securities registered pursuant to Section               Common Stock, par
12(g) of the Act:                                      value $.01 per share
                                                     -------------------------
                                                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X      NO
                                                     ---        ---

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES    X     NO
                                                     ---        ---

     As of June 26, 2002, there were issued and outstanding 3,089,249 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on June 26, 2002 of $19.00, was $56,219,917.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders (Part III).

                         OREGON TRAIL FINANCIAL CORP.
                       2002 ANNUAL REPORT ON FORM 10-K
                             TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I.                                                                    1
  Item 1. Business .....................................................   1
     General............................................................   1
     Market Area........................................................   1
     Lending Activities.................................................   1
     Investment Activities..............................................  17
     Deposit Activities and Other Sources of Funds......................  19
     Potential Adverse Impact of Changes in Interest Rates..............  22
     Regulation.........................................................  23
     Taxation...........................................................  30
     Competition........................................................  31
     Subsidiary Activities..............................................  32
     Personnel..........................................................  32
   Item 2. Properties...................................................  33
   Item 3. Legal Proceedings............................................  34
   Item 4. Submission of Matters to a Vote of Security Holders..........  35
PART II.                                                                  35
   Item 5. Market for the Registrant's Common Equity
    and Related Shareholder Matters.....................................  35
   Item 6. Selected Financial Data......................................  36
   Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................................  38
      Forward-Looking Statements........................................  38
      Critical Accounting Policies......................................  38
      General...........................................................  38
      Comparison of Financial Condition at March 31, 2002 and
         March 31, 2001.................................................  39
      Comparison of Operating Results for Years Ended March 31,
         2002 and 2001..................................................  39
      Comparison of Operating Results for Years Ended March 31,
         2001 and 2000..................................................  41
      Average Balances, Interest and Average Yields/Cost................  43
      Rate/Volume Analysis..............................................  44
      Market Risk and Asset and Liability Management....................  44
      Liquidity and Capital Resources...................................  46
      Effect of Inflation and Changing Prices...........................  47
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk..  47
   Item 8. Financial Statements and Supplementary Data..................  47
   Item 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosures................................  79
PART III.                                                                 79
   Item 10. Directors and Executive Officers of the Registrant..........  79
   Item 11. Executive Compensation......................................  79
   Item 12. Security Ownership of Certain Beneficial Owners
    and Management......................................................  79
   Item 13. Certain Relationships and Related Transactions..............  80
PART IV.                                                                  80
   Item 14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K.................................................  80

                                 PART I

Item 1.  Business
-----------------

General

     Oregon Trail Financial Corp. ("Company"), an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Pioneer Bank, A Federal Savings Bank ("Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At March 31, 2002, the Company had total assets of $398.4 million, total deposits of $256.1 million and shareholders' equity of $52.8 million. All references to the Company herein include the Bank where applicable.

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

     In addition to its lending activities, the Bank invests excess liquidity in short to long term U.S. Government and government agency securities and mortgage-backed and related securities issued by U.S. Government agencies. Investment securities and mortgage-backed and related securities constituted 23.2% of total assets at March 31, 2002. See "-- Investment Activities."

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

Lending Activities

     General. The Bank's loan portfolio totaled $265.9 million at March 31, 2002, representing 66.7% of total assets at that date. The Bank concentrates its lending activities within its primary market area. Historically, the Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. To a lesser extent, the Bank makes mortgage loans for the purpose of constructing primarily single-family residences.

     As a result of management's desire to diversify its lending portfolio and satisfy local demand for credit, the Bank has significantly increased its origination of agricultural, indirect dealer and commercial business loans since July 1996. During the fiscal year ended March 31, 2002, the Bank purchased $39.3 million of commercial real estate loans. The properties securing these loans are located in Washington and Oregon. Commercial business and agricultural loans primarily include operating lines of credit and term loans for fixed asset acquisitions.

     The Bank has also been active in the origination of consumer loans, which primarily consist of automobile loans and home equity loans, secured and unsecured and, to a lesser extent, credit card loans, home improvement loans, mobile home loans and loans secured by savings deposits. More recently, the Bank has expanded its purchase of dealer-originated contracts to include those secured by automobiles, motorcycles, all terrain and recreational vehicles, including travel trailers. During the fiscal year ended March 31, 2002, the Bank purchased $1.6 million of dealer originated contracts secured by recreational vehicles, campers, boats, snowmobiles, and all-terrain-vehicles.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as presented below.

                                                   At March 31,
                     ---------------------------------------------------------------------------------------
                          2002              2001              2000              1999              1998
                     ---------------   ---------------   ---------------   ---------------   ---------------
                     Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                     ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                      (Dollars in thousands)
Mortgage Loans:
 One-to-four-
  family........... $122,950  45.60%  $137,354  53.97%  $127,589  57.13%  $109,089  58.00%  $100,740  64.65%
 Multi-family......   10,799   4.00      2,459   0.97      2,989   1.34      2,810   1.49      1,194   0.77
 Commercial........   36,397  13.50     18,235   7.17     14,808   6.63     13,703   7.29      7,906   5.07
 Agricultural......    3,505   1.30      3,548   1.39      2,420   1.08      2,240   1.19        725   0.47
 Construction......    1,255   0.47      1,399   0.55      3,648   1.63      2,825   1.50      1,616   1.04
 Land..............       34   0.01        124   0.05        158   0.07        330   0.17        297   0.19
                    -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
  Total mortgage
   loans...........  174,940  64.88    163,119  64.10    151,612  67.88    130,997  69.64    112,478  72.18
                    -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
Consumer Loans:
 Home equity and
  second mortgage..   14,039   5.21     15,890   6.24     14,983   6.71     16,262   8.65     19,231  12.34
 Credit card.......    1,174   0.43      1,093   0.43      1,026   0.46        949   0.50        854   0.55
 Automobile(1).....   28,147  10.44     26,501  10.41     21,547   9.65     11,843   6.30      5,719   3.67
 Loans secured by
  deposit accounts.      502   0.19        528   0.21        452   0.20        416   0.22        648   0.42
 Unsecured.........    6,066   2.25      4,909   1.93      3,414   1.53      2,836   1.50      2,047   1.31
 Other.............    4,443   1.64      3,992   1.57      3,190   1.43      2,985   1.59      4,623   2.97
                    -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
  Total consumer
   loans...........   54,371  20.16     52,913  20.79     44,612  19.98     35,291  18.76     33,122  21.26
                    -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
Commercial business
 loans.............   24,152   8.96     22,396   8.80     13,853   6.20     12,031   6.40      5,968   3.83
                    -------- ------   -------- ------   -------- ------   -------- ------   -------- ------

Agricultural loans.   16,185   6.00     16,054   6.31     13,275   5.94      9,781   5.20      4,254   3.19
                    -------- ------   -------- ------   -------- ------   -------- ------   -------- ------
   Total loans.....  269,648 100.00%   254,482 100.00%   223,352 100.00%   188,100 100.00%   155,822 100.00%
                             ======            ======            ======            ======            ======
Less:
 Undisbursed por-
  tion of loans
  in process.......       --                --                --                --               102
 Net deferred loan
  fees.............    1,505             1,487             1,365             1,125             1,035
 Allowance for
  loan losses......    2,280             2,098             1,396             1,228               847
                    --------          --------          --------          --------          --------
   Total loans re-
    ceivable, net.. $265,863          $250,897          $220,591          $185,747          $153,838
                    ========          ========          ========          ========          ========

-----------
(1)  Includes dealer-originated automobile contracts of $24.3 million, $13.6 million and $17.4 million at
March 31, 2002, 2001 and 2000, respectively.


     One- to- Four Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to- four family residences located in its primary market area. At March 31, 2002, $123.0 million, or 45.6%, of the Bank's total loan portfolio, consisted of such loans, with an average loan balance of $64,000.

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

     At March 31, 2002, $101.1 million, or 37.5%, of the total loans before net items were fixed rate one- to- four family loans and $21.9 million, or 8.1%, were adjustable rate mortgage loans ("ARM loans"). The Bank recently began offering an ARM product for its portfolio with an interest rate that is fixed for three years then adjusts annually based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank's current ARM loans do not provide for negative amortization and generally provide for annual and lifetime interest rate adjustment limits of 2.0% and 6.0%, respectively.

     At March 31, 2002, $12.9 million, or 58.4% of the Bank's total ARM loans had interest rates that adjusted annually based on the Eleventh District Cost of Funds Index ("COFI"). The COFI is a lagging index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment. In November 1995, the Bank discontinued using the COFI index and began using the one year Treasury constant maturity index.

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

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds. The Bank believes these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in the portfolio during a rising interest rate environment.

     The Bank requires title insurance insuring the status of its lien on all loans where real estate is the primary source of security. The Bank also requires the maintenance of fire and casualty insurance (and, if appropriate, flood insurance).

     The Bank's one- to- four family residential mortgage loans typically do not exceed 80% of the lower of cost or appraised value of the security property. Pursuant to underwriting guidelines adopted by the Bank's Board of Directors, the Bank can lend up to 97% of the lower of cost or appraised value of the property securing a one- to- four family residential loan; however, the Bank obtains private mortgage insurance that insures the Bank on those loans that exceed 80% of the appraised value of the security property.

     Agricultural Lending. Agriculture is a major industry in the Bank's market area. Subject to market conditions, the Bank intends to continue to emphasize agricultural loans. In 1996, the Bank began originating a significant number of loans to finance agricultural needs. This includes collateral secured agricultural loans for the purchase of farmland and equipment. At March 31, 2002, agricultural loans amounted to $19.7 million, or 7.3%, of the total loan portfolio; $3.5 million of these loans were secured by real estate. The Bank has sought to limit its agricultural lending to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural business cycles, reliable cash flow and a willingness to provide the Bank with the necessary financial reporting.

     Agricultural operating loans are made to finance operating expenses over the course of a growing season with such loans being typically made in amounts of $500,000 or less. However, the Bank's largest agricultural operating loan had an original commitment of $2.2 million (with $1.5 million outstanding at March 31, 2002) which was provided to finance a farming operation that grows mint, grain, and potatoes. This loan was performing in accordance with its terms at March 31, 2002. Agricultural operating loans generally are made as a percentage of the borrower's anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. The variables that effect income during the year are yields and market prices. Consideration is given to projected yields and commodity prices. The interest rate is normally adjusted monthly based on the prime rate as published in The Wall Street Journal, plus a negotiated margin of up to 2%. Because such loans are made to finance annual operations and expenses, they are written on a one-year review and renewable basis. The renewal is dependent upon prior year's performance and the forthcoming year's projections as well as overall financial strength of the borrower. The Bank carefully monitors these loans and prepares monthly variance reports on income and expenses. To meet the seasonal operating needs, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

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

     Agricultural real estate loans primarily are secured by first liens on farmland and improvements thereon located in the Bank's market area, to service the needs of the Bank's existing customers. The largest such loan totaled $866,000 and was performing in accordance with its terms at March 31, 2002. Loans are generally written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from 10 to 20 years. Such loans have interest rates that generally adjust at least every five years based upon the current five year Treasury Constant or The Wall Street Journal prime, plus a negotiated margin. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower's past performance with the Bank and/or market area.

     Payments on an agricultural real estate loan depend, to a large degree, on the results of operation of the related entity. The repayment is also subject to both economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. Such loans are not made to start up businesses but are generally reserved for profitable operators with substantial equity and proven history. At March 31, 2002, agricultural real estate loans totaled $3.5 million, or 1.3%, of the loan portfolio.

     Among the greatest and more common risks to agricultural lending can be weather conditions and disease. This risk can be mitigated through multi-peril crop insurance. The lack of water has the potential to decrease yields and increase energy costs for the Bank's borrowers. Commodity prices also present a risk which may be reduced by the use of set price contracts. Required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. The Bank also takes into consideration management succession, life insurance and business continuation plans. The Bank is an approved Farm Service Agency ("FSA") lender and at March 31, 2002 had one FSA guaranteed loan with an outstanding balance of $44,000.

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

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the borrower may be required to fund the cost overruns. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At March 31, 2002, construction loans amounted to $1.3 million, or 0.5%, of the loan portfolio.

     Multi-Family and Commercial Real Estate Lending. The multi-family residential loan portfolio consists primarily of loans secured by apartment buildings and the commercial real estate loan portfolio includes loans to finance the construction or acquisition of small office buildings and retail stores. The largest such loan totaled $2.8 million and was performing according to its terms at March 31, 2002. At March 31, 2002, the Bank had $10.8 million of multi-family residential and $36.4 million of commercial real estate loans, which amounted to 4.0% and 13.5%, respectively, of the total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. Such loans generally are granted on 15 to 20 year terms on an adjustable rate with established floors. On fixed rate loans, terms generally do not exceed ten years.

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

     Consumer and Other Lending. The Bank originates a variety of consumer loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2002, the Bank's consumer loans totaled approximately $54.4 million, or 20.2%, of the Bank's total loans. The Bank's consumer loans consist primarily of home improvement and equity loans, automobile loans, boat and recreational vehicle loans, unsecured loans, credit card loans and deposit account loans.

     The Bank offers open-ended "preferred" lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines is three to four percentage points above this prime lending rate. In both cases, the rate adjusts monthly. The majority of the approved lines of credit at March 31, 2002 were equal to or less than $25,000. The Bank requires repayment of at least 2% of the unpaid principal balance monthly. At March 31, 2002, approved lines of credit totaled $21.5 million, of which $10.3 million was outstanding.

     The Bank offers closed-end, fixed-rate home equity loans that are made on the security of one-to-four family residences. Loans normally do not exceed 80% of the appraised or tax assessed value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years requiring monthly payments of principal and interest. At March 31, 2002, fixed rate home equity loans and second mortgage loans amounted to $9.3 million, or 3.4%, of total loans.

     At March 31, 2002, the Bank's automobile loan portfolio amounted to $28.1 million, or 51.8%, of consumer loans and 10.4% of total loans at such date. Since January 1997, a substantial portion of the Bank's automobile loans have been originated indirectly by a network of approximately 28 automobile dealers, most located in the Bank's market area and adjacent markets in Oregon and Idaho. Indirect automobile loans accounted for approximately 42.6% of the Bank's total consumer loan originations during the year ended March 31, 2002. The applications for such loans are taken by employees of the dealer, the loans are written on the dealer's contract pursuant to the Bank's underwriting standards using the dealer's loan documents with terms substantially similar to the Bank's. All indirect loans must be approved by specific loan officers of the Bank who have experience with this type of lending. The automobile dealers are paid a premium by the Bank. This premium is amortized over the life of the loan. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

     The maximum term for the Bank's automobile loans is 72 months with the amount financed based upon a percent of purchase price. The Bank generally requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee.

     At March 31, 2002, unsecured consumer loans amounted to $6.1 million, or 2.3%, of total loans. These loans are made for a maximum of 36 months or less with fixed rates of interest and are offered primarily to existing customers of the Bank to mitigate the additional risk of the unsecured status.

     Since December 1992, the Bank has offered credit card loans through its participation as a VISA card issuer. The Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 3% to 7%, and the Bank is permitted to change the interest rate quarterly. Processing of bills and payments is contracted to an outside servicer. At March 31, 2002, the Bank had a commitment to fund an aggregate of $9.6 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $1.2 million of credit card loans outstanding, representing 0.4% of its total loan portfolio. The Bank intends to continue credit card lending and estimates that at current levels of credit card loans, it makes a small monthly profit net of service expenses and write-offs.

     Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 2002, the Bank had $246,000 in consumer loans accounted for on a nonaccrual basis.

     Commercial Business Lending. The Bank originates commercial business loans to small and medium sized businesses in its primary market area. Commercial business loans are generally made to finance fixed asset acquisitions, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Generally, loans to finance short-term working capital are made for one year or less with interest rates adjusted monthly at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin of up to 3%. Loans to finance the purchase of equipment are made for terms generally seven years or less at either a fixed or adjustable rate. At March 31, 2002, the commercial business loans amounted to $24.2 million, or 9.0%, of the total loan portfolio.

     At March 31, 2002, the largest outstanding commercial business loan was a $1.7 million operating line of credit to a manufacturing company with a balance of $1.3 million. Such loan was performing according to its terms at March 31, 2002.

     The Bank is an approved Small Business Administration ("SBA") lender and at March 31, 2002, had two SBA loans that totaled $248,000. The Bank also entered into an agreement with the Oregon Economic Development Department ("OEDD") to provide loan guarantees on small business loans. As of March 31, 2002, the Bank had two OEDD loans that totaled $464,000. The Bank intends to continue to originate loans to local businesses within its primary market area using these programs, subject to market conditions.

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

     Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 2002, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                      After     After
                                    One Year   3 Years
                           Within   Through    Through     Over
                          One Year  3 Years    5 Years   Five Years   Total
                          --------  -------    -------   ----------   -----
                                       (In thousands)

Mortgage loans:
 One- to- four family.... $    79   $   465    $    822   $121,584  $122,950
 Multi-family............      --     2,104       2,645      6,050    10,799
 Commercial..............     128       920         747     34,602    36,397
 Agricultural............      --        --          73      3,432     3,505
 Construction............      --        --          --      1,255     1,255
 Land....................       2        --           5         27        34

Consumer loans:
 Home equity and second
  mortgage...............     251       523         908     12,357    14,039
 Automobile..............     284     5,228      16,656      5,979    28,147
 Credit card.............      26        79         117        952     1,174
 Loans secured by
  deposit accounts.......     151        60         279         12       502
 Unsecured...............     474       365         318      4,909     6,066
 Other...................      82       330       1,099      2,932     4,443

Commercial business
 loans...................   6,503     2,034       6,555      9,060    24,152
Agricultural loans.......  10,026     1,623       2,443      2,093    16,185
                          -------   -------     -------   --------  --------
  Total.................. $18,006   $13,731     $32,667   $205,244  $269,648
                          =======   =======     =======   ========  ========

     The following table sets forth the dollar amount of all loans due after March 31, 2003, which have fixed interest rates and have floating or adjustable interest rates.

                                               Fixed      Floating or
                                               Rates    Adjustable Rates
                                               -----    ----------------
                                                   (In thousands)

          Mortgage loans:
           One- to- four family.............. $100,958      $ 21,913
           Multi-family......................    1,002         9,797
           Commercial........................    4,563        31,706
           Agricultural......................       39         3,466
           Construction......................    1,255            --
           Land..............................       32            --

          Consumer loans:
           Home equity and second mortgage...    8,689         5,099
           Automobile........................   27,863            --
           Credit card.......................       --         1,148
           Loans secured by deposit accounts.      351            --
           Unsecured.........................      107         5,485
           Other.............................    4,358             3
           Commercial business loans.........    9,888         7,761
           Agricultural loans................    3,157         3,002
                                              --------      --------
             Total........................... $162,262      $ 89,380
                                              ========      ========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due on sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

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

     Mortgage loan applications are initiated, underwritten and preliminarily approved by loan officers before they are recommended for final review and approval. Individual lending limits and credit approval limits are established for branch and loan center personnel up to $350,000. Commercial lenders' and administrative credit approval limits are established up to $750,000 depending on position and lending knowledge. Loans to borrowers with an aggregate borrowing relationship over $750,000 and up to $1.5 million requires approval of either the President or Executive Vice President. Loans to borrowers with an aggregate borrowing relationship in excess of $1.5 million and up to $2.5 million require the approval of the President and Executive Vice President. Loans to borrowers with an aggregate borrowing relationship exceeding $2.5 million require approval by the President, Executive Vice President and two board members.

     Loan Originations, Sales and Purchases. Historically, the Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. In recent periods, the Bank has increased its origination of consumer, commercial business and agricultural loans.

     During the year ended March 31, 2002, the Bank began selling its conforming loans along with the servicing of these loans. For the year ended March 31, 2002, the Bank sold $13.1 million in fixed-rate one-to-four family residential mortgage loans. At March 31, 2002, the Bank was not servicing any loans for investors.

     The Bank purchased $39.3 million of commercial real estate loans with properties located in Washington and Idaho during the fiscal year 2002. The balance of these loans at March 31, 2002 was $27.6 million and was performing according to its terms.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                             Year Ended March 31,
                                      ----------------------------------
                                       2002          2001         2000
                                     --------      --------     --------
                                                (In thousands)
      Loans originated:
       Mortgage loans:
        One- to- four family.........$ 26,446      $ 22,301     $ 30,112
        Multi-family.................     450            --        1,575
        Commercial...................   6,921         4,543        3,101
        Construction.................     265         1,092        6,697
        Land.........................       1            11           26
        Consumer.....................  18,739        14,170       13,293
        Commercial business loans....  33,907        28,778       18,076
        Agricultural loans...........  35,378        32,888       28,519
                                     --------      --------     --------
          Total loans originated..... 122,107       103,783      101,399

                        (table continued on following page)

                                             Year Ended March 31,
                                      ----------------------------------
                                       2002          2001         2000
                                     --------      --------     --------
                                                (In thousands)

      Loans purchased:
       Dealer-originated automobile
        contracts...................   15,095        14,499       14,533
       Dealer-originated other
        contracts...................    1,635            --           --
       Commercial real estate.......   39,262         5,275           --
                                     --------      --------     --------
         Total loans purchased......   55,992        19,774       14,533

      Loans sold:
       One-to-four family...........   13,086            --           --
       Loan principal repayments....  150,047        93,251       81,088
                                     --------      --------     --------
       Net increase in loans
        receivable, net............. $ 14,966      $ 30,306     $ 34,844
                                     ========      ========     ========

     Loan Commitments. The Bank issues commitments for loans and lines of credit conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 40 days from approval, depending on the type of transaction. At March 31, 2002, the Bank had loan commitments of $44.2 million. See Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modification, late payments and for miscellaneous service related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a minimum fee or as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $215,000, $71,000 and $107,000 of deferred loan fees during the years ended March 31, 2002, 2001 and 2000, respectively, in connection with loan refinancings, payoffs, and ongoing amortization of outstanding loans.

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

     The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans at the dates indicated.

                                               At March 31,
                            ------------------------------------------------
                               2002     2001      2000      1999      1998
                            --------  --------  --------  --------  --------
                                         (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
  Mortgage loans:
   One- to- four family.... $     90  $     --  $    131  $    133  $    258
   Nonresidential property.       --        45        --        --        --
   Consumer loans..........      246        10        24         5        17
                            --------  --------  --------  --------  --------
     Total.................      336        55       155       138       275

Foreclosed real estate.....       --        41        --        37        --

Other repossessed assets...       58        22         8        --       313
                            --------  --------  --------  --------  --------
  Total nonperforming
   assets.................. $    394  $    118  $    163  $    175  $    588
                            ========  ========  ========  ========  ========
Nonaccrual loans as a
 percentage of loans
 receivable, net...........    0.12%     0.02%     0.07%     0.07%     0.18%

Nonaccrual loans as a
 percentage of total
 assets....................    0.08%     0.01%     0.04%     0.04%     0.10%

Nonperforming assets as a
 percentage of total
 assets....................    0.10%     0.03%     0.04%     0.06%     0.22%

Loans receivable, net...... $265,863  $250,897  $220,591  $185,747  $153,838

Total assets............... $398,366  $388,881  $370,612  $313,473  $263,224

     An additional $15,000 of interest income would have been recorded for the year ended March 31, 2002, had nonaccruing loans been current in accordance with their original terms.

     Real Estate Acquired in Settlement of Loans. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 herein, regarding the Bank's accounting for foreclosed real estate. At March 31, 2002, the Bank had no foreclosed real estate.

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

     The aggregate amounts of the Bank's classified and watch assets, and of the Bank's general and specific loss allowances at the dates indicated, were as follows:

                                             At March 31,
                                      --------------------------
                                        2002     2001      2000
                                      -------  -------   -------
                                            (In thousands)

          Loss.....................   $    --  $    --   $    --
          Doubtful.................         2       --        --
          Substandard assets.......       501    1,154     1,656
          Other loans especially
            mentioned..............       930    1,607        --
          Watch....................     9,819    9,426     8,545

          General loss allowances..     2,280    2,098     1,396
          Specific loss allowances.        --       --        --

     At March 31, 2002, doubtful assets consisted of one consumer/dealer loan of $2,000.

     At March 31, 2002, substandard assets consisted of four one- to- four family mortgage loans of $196,000, 19 consumer/dealer loans of $154,000 and two commercial/agricultural loans (two borrowers) of $151,000.

     At March 31, 2002, other loans especially mentioned consisted of 11 commercial/agricultural loans (five borrowers) of $930,000.

     At March 31, 2002, watch assets consisted of 10 one- to- four family mortgage loans of $346,000, 12 consumer/dealer loans of $103,000 and 56 commercial/agricultural loans (32 borrowers) of $9.4 million.

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

     The Company's methodology for calculating the necessary reserves for loan losses requires the Company to reserve specific percentages of outstanding loan balances with the percentages varying based upon the perceived risk of the different loan types and loan classification within specific loan types. The specific reserve percentages are based upon the various loans type's historic performance, loss trends, industry norms and the general economic environment. Additionally, the Company has unallocated reserves which keep the Company's reserves in line with industry norms as well as the inherent changes in the portfolio risk due to macroeconomic factors.

     At March 31, 2002, the Bank had an allowance for loan losses of $2.3 million, which management believes is adequate to absorb losses inherent in the portfolio. Although management is confident that the basis for making the allowance is sound, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                          Year Ended March 31,
                            ------------------------------------------------
                               2002     2001      2000      1999      1998
                            --------  --------  --------  --------  --------
                                         (Dollars in thousands)
Allowance at beginning
 of period................  $  2,098  $  1,396  $  1,228  $    847  $    725
                            --------  --------  --------  --------  --------
Provision for loan losses.       481       794       178       483       138

Recoveries:
 Mortgage loans:
  One- to- four family....        --         1        23        --         4
 Consumer loans:
  Credit card.............        10         5         7         9         4
  Other...................        32        13         2         4        25
                            --------  --------  --------  --------  --------
   Total recoveries.......        42        19        32        13        33
                            --------  --------  --------  --------  --------
Charge-offs:
 Mortgage loans:
  One- to- four family....        --        --        --         4         5
 Consumer loans:
  Credit card.............        31        99        37        82        36
  Automobile..............       199        11         1        15         8
  Unsecured...............        47         1        --        --        --
  Other...................        25        --         4        14         -
                            --------  --------  --------  --------  --------
   Commercial.............         3         -         -         -         -
   Agriculture............        36         -         -         -        --
                            --------  --------  --------  --------  --------
   Total charge-offs......       341       111        42       115        49
                            --------  --------  --------  --------  --------
   Net charge-offs........       299        92        10       102        16
                            --------  --------  --------  --------  --------
    Allowance at end
     of period............  $  2,280  $  2,098  $  1,396  $  1,228  $    847
                            ========  ========  ========  ========  ========
Allowance for loan
 losses as a percentage
 of total loans outstand-
 ing at the end of
 the period...............     0.85%     0.82%     0.63%     0.66%     0.55%

Net charge-offs as a
 percentage of average
 loans outstanding
 during the period........     0.11%     0.04%       --%     0.06%     0.01%

Allowance for loan
 losses as a percentage
 of nonperforming loans
 at end of period.........   678.21%  3814.55%   900.65%   889.86%   308.07%


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

                                                            At March 31,
                   -----------------------------------------------------------------------------------------
                         2002             2001              2000               1999             1998
                   ----------------  ----------------  ----------------  ----------------  -----------------
                            Percent           Percent           Percent           Percent            Percent
                           of Loans          of Loans          of Loans          of Loans           of Loans
                              in                in                in                in                 in
                           Category          Category          Category          Category           Category
                           to Total          to Total          to Total          to Total           to Total
                   Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount    Loans
                   ------   -----    ------   -----    ------   -----    ------   -----    ------    -----
                                                    (Dollars in thousands)
Mortgage loans:
 One- to- four
  family.........  $  313    46.08%  $  352    54.82%  $  338    24.21%  $   381   31.03%  $  329     66.65%
Non-mortgage
 loans...........     792    19.54      625    20.04      355    25.43       265   21.58      236     20.29
Commercial busi-
 ness and real
 estate..........     637    27.76      494    18.15      360    25.79       300   24.43      164      8.90
Agricultural
 loans...........     260     6.00      331     6.35      314    22.49       250   20.36       87      3.19
Credit cards.....      82     0.43       76     0.43       26     1.86        29    2.36       26      0.55
Loans secured
 by deposit
 accounts........       5     0.19        5     0.21        3     0.22         3    0.24        5      0.42
Unallocated......     191       --      215       --       --       --        --      --       --        --
                   ------   ------   ------   ------   ------   ------   -------  ------   ------    -------
  Total allowance
    for loan
    losses.......  $2,280   100.00%  $2,098   100.00%  $1,396   100.00%  $ 1,228  100.00%  $  847    100.00%
                   ======   ======   ======   ======   ======   ======   =======  ======   ======    =======

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

     Although the Bank generally purchases investment securities with excess liquidity, during the years ended March 31, 2001 and 2000, the Bank engaged in a leveraging strategy using funds borrowed from the Federal Home Loan Bank to purchase investment securities. Total purchases amounted to $44.4 million, $17.0 million and $38.0 million during the years ended March 31, 2002, 2001 and 2000, respectively, including $24.9 million in mortgage backed securities, $4.0 million in U.S. Government and government agency securities and $15.0 million in collateralized mortgage obligations purchased in fiscal 2002. Purchases were funded in fiscal 2002 by selling investment securities totaling $28.7 million, and principal repayments of securities totaling $19.7 million. Purchases were funded by selling investment securities totaling $37.8 million for the year ended March 31, 2001. Purchases for the year ended March 31, 2000 were funded by borrowing an additional $26.5 million from the FHLB. The Bank's investment securities purchases have generally been limited to U.S. Government and government agency securities with contractual maturities of between one and ten years and mortgage-backed and related securities issued by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") with maturities of up to 30 years. During the year ended March 31, 1999, the Bank began purchasing AAA rated municipal bonds of various local Oregon governmental units with maturities ranging from 10 to 19 years. Such municipal bonds totaled $7.2 million at March 31, 2002.

     At March 31, 2002, the Bank held securities classified as available-for-sale under SFAS 115. There were no trading securities at March 31, 2002.
See Note 2 of Notes to Consolidated Financial Statements.

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

     At March 31, 2002, the Bank did not have any individual investment (excluding U.S. government bonds) that had an aggregate book value in excess of 10% of the Company's shareholders' equity at that date.

    The following table sets forth the amortized cost and fair value of the Bank's debt and mortgage-backed and related securities, by accounting classification and by type of security, at the dates indicated.

                                             At March 31,
                        ------------------------------------------------------
                               2002              2001               2000
                        ----------------  -----------------  -----------------
                                 Percent            Percent            Percent
                        Carrying   of     Carrying   of      Carrying    of
                        Value(1)  Total   Value(1)  Total    Value(1)   Total
                        -------  ------   -------  ------   --------   ------
                                        (Dollars in thousands)
Held to Maturity:
 Mortgage-backed and
  related securities... $    --      --%  $    --      --%   $    --       --%
                        -------  ------   -------  ------   --------   ------
   Total held to
    maturity
    securities.........      --      --        --      --         --       --

Available for Sale:
 U.S. Government agency
  obligations..........  10,825   11.71    16,828   17.36     28,145    23.06
 Municipal securities..   6,984    7.56    10,086   10.41      9,291     7.61
 Mortgage-backed and
  related securities...  74,100   80.18    70,010   72.23     84,615    69.33
 Other.................     510    0.55       --      --         --       --
                        -------  ------   -------  ------   --------   ------
   Total available for
    sale securities....  92,419  100.00    96,924  100.00    122,051   100.00
                        -------  ------   -------  ------   --------   ------
Total.................. $92,419  100.00%  $96,924  100.00%  $122,051   100.00%
                        =======  ======   =======  ======   ========   ======

------------------
(1) The market value of the Bank's investment portfolio amounted to $92.4 million, $96.9 million and $122.1 million at March 31, 2002, 2001 and 2000, respectively. At March 31, 2002, the amortized cost of the principal components of the Bank's investment securities portfolio was as follows: U.S. Government securities, $18.4 million; mortgage-backed and related securities, $73.4 million.

     The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed and related securities in the Bank's investment securities portfolio at March 31, 2002.



                           Less Than         One to           Five to         Over Ten
                            One Year       Five Years        Ten Years          Years
                         -------------    -------------    -------------    -------------
                         Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield     Total
                         ------  -----    ------  -----    ------  -----    ------  -----     -----
                                                     (Dollars in thousands)

Available for Sale:
 U.S. Government
  agency obligations..   $2,002   2.38%   $1,986   3.03%   $1,236   4.32%   $13,095   5.28%  $18,319
 Mortgage-backed and
  related securities..        2   5.22        23   6.07     5,064   4.50     69,011   6.41    74,100
                         ------           ------           ------           -------          -------
   Total available for
    sale securities...   $2,004           $2,009           $6,300           $82,106          $92,419
                         ======           ======           ======           =======          =======


Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments, and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Seattle may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. The Bank also has an overnight credit line with Key Bank amounting to $15.0 million and a $50.0 million reverse repurchase credit line with Merrill Lynch.

     Deposit Accounts. A substantial number of the Bank's depositors reside in Oregon. The Bank's deposit products include a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, statement savings accounts and term certificate accounts. Deposit account terms vary with the principal differences being the minimum deposit to open, early withdrawal penalties and the interest rate. The Bank reviews its deposit mix and pricing weekly. The Bank does not utilize brokered deposits, nor has it aggressively sought jumbo certificates of deposit. The Bank also offers business deposit accounts in connection with its community banking activities.

     The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank does not seek to pay the highest interest rates on deposits, but a competitive rate. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB-Seattle lending programs, and the deposit growth rate the Bank is seeking to achieve.

     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts before any payments are made to the Company as the sole stockholder of the Bank.

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at March 31, 2002.

Weighted
Average                                                             Percentage
Interest                                                   Minimum   of Total
  Rate       Term          Category                Amount  Balance   Deposits
  ----  ------------  --------------------------  -------  -------   --------
                                                         (In thousands,
                                                    except minimum balance)

  N/A   N/A           Non-interest-bearing        $21,878  $   10      8.54%
 0.50%  N/A           NOW accounts                 35,803      10     13.98
 1.75   N/A           Money market accounts        60,685   1,000     23.70
 1.41   N/A           Statement savings accounts   18,371       5      7.17

                      Certificates of Deposit
                      -----------------------

 5.55   3 to 5 years  Fixed-term, fixed-rate       17,475   1,000      6.82
 2.68   91 days       Fixed-term, fixed-rate       11,998   1,000      4.69
 2.28   182 days      Fixed-term, fixed-rate       14,824   1,000      5.79
 3.24   1 year        Fixed-term, variable-rate    36,520   1,000     14.26
 5.52   2-1/2 years   Fixed-term, variable-rate     7,117   1,000      2.78
 5.45   5 years       Fixed-term, variable-rate     8,616   1,000      3.36
 2.79   18 months     Fixed-term, adjustable-rate   2,353       5      0.92
 5.77   20 months     Fixed-term, fixed-rate        9,449   1,000      3.70
 4.27   varies        Various term, fixed-rate      1,314   1,000      0.51
 3.98   varies        Jumbo certificates            9,675  96,000      3.78
                                                 --------            ------
                      TOTAL                      $256,078            100.00%
                                                 ========            ======

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2002. Jumbo certificates of deposit generally have principal amounts of $100,000 or more and have negotiable interest rates.

                                                  Certificates
                     Maturity Period              of Deposits
               ---------------------------------  ------------
                                                 (In thousands)

               Three months or less.............    $ 2,939
               Over three through six months....      2,100
               Over six through twelve months...      3,713
               Over twelve months...............      5,191
                                                    -------
                 Total..........................    $13,943
                                                    =======

     Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                                 At March 31,
                               --------------------------------------------------------------------------
                                        2002                         2001                       2000
                               --------------------------   ---------------------------   ---------------
                                       Percent                      Percent                       Percent
                                         of     Increase              of     Increase               of
                               Amount   Total  (Decrease)   Amount   Total   (Decrease)   Amount   Total
                               ------   -----  ----------   ------   -----  ----------    ------   -----
                                                             (Dollars in thousands)

Non-interest-bearing......... $ 21,878    8.54% $ 2,200    $ 19,678    7.75%  $ 4,717    $ 14,961    6.29%
NOW checking.................   35,803   13.98     (169)     35,972   14.17      (786)     36,758   15.46
Statement savings accounts...   18,371    7.17    2,120      16,251    6.40    (3,174)     19,425    8.17
Money market deposit.........   60,685   23.70    6,702      53,983   21.27     3,881      50,102   21.07
Fixed-rate certificates
 which mature:
  Within 1 year..............   89,446   34.93   (5,058)     94,504   38.25     3,571      90,932   38.25
  After 1 year, but
    within 3 years...........   19,531    7.63   (5,837)     25,368    7.83     6,757      18,611    7.83
  After 3 years, but
    within 5 years...........    9,373    3.66    2,682       6,691    2.33     1,164       5,528    2.33
  Certificates maturing
    thereafter...............      991    0.39     (339)      1,330    0.53       (88)      1,418    0.60
                              --------  ------  -------    --------  ------   -------    --------  ------
       Total................. $256,078  100.00% $ 2,301    $253,777  100.00%  $16,042    $237,735  100.00%
                              ========  ======  =======    ========  ======   =======    ========  ======



     Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                              At March 31,
                                   -------------------------------
                                      2002       2001       2000
                                   --------    --------   --------
                                             (In thousands)
         1.00 - 1.99%............. $ 10,375     $    --    $    --
         2.00 - 3.99%.............   53,067          --         --
         4.00 - 4.99%.............   20,970       9,933     10,028
         5.00 - 5.99%.............   16,677      38,223     81,566
         6.00 - 6.99%.............   16,949      62,822     23,702
         7.00% and over...........    1,303      16,915      1,193
                                   --------    --------   --------
         Total.................... $119,341    $127,893   $116,489
                                   ========    ========   ========

     Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.

                                         Year Ended March 31,
                                   -------------------------------
                                      2002       2001       2000
                                   --------    --------   --------
                                             (In thousands)

      Beginning balance........... $253,777    $237,735   $199,589
                                   --------    --------   --------
      Net (withdrawals) deposits
       before interest credited...   (5,730)      5,752     29,645
      Interest credited...........    8,031      10,290      8,501
                                   --------    --------   --------

      Net increase in deposits....    2,301      16,042     38,146
                                   --------    --------   --------

      Ending balance.............. $256,078    $253,777   $237,735
                                   ========    ========   ========

     Borrowings. The Bank utilizes advances from the FHLB-Seattle to supplement its supply of investable funds and to meet deposit/withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs, all of which have their own interest rate guidelines and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The Bank is currently authorized to borrow from the FHLB up to an amount equal to 30% of total assets. The Bank may increase the amount of its FHLB advances if loan demand exceeds deposit growth.

     During the year ended March 31, 2000, the Bank opened a $15.0 million overnight line of credit with Key Bank and a $50.0 million reverse repurchase agreement with Merrill Lynch. See Note 8 of Notes to Consolidated Financial Statements included in Item 8 herein.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                   At or For the
                                                 Year Ended March 31,
                                           -------------------------------
                                              2002       2001       2000
                                           --------    --------   --------
                                             (Dollars in thousands)

Maximum amount of borrowings outstanding
 at any month end:
  FHLB advances..........................  $109,600     $87,300    $76,750

Approximate average borrowings
 outstanding with respect to:
  Securities sold under agreements
    to repurchase........................        --          --         67
  FHLB advances..........................    84,989      75,871     60,418

Approximate weighted average rate paid on:
  Securities sold under agreements
    to repurchase........................        --%         --%      5.97%
  FHLB advances..........................      5.33        6.34       5.37

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

     The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate
scenarios.   NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. At March 31, 2002, there was a $14.4 million, or 29.6%, decrease in the Bank's NPV as a percent of the present value of assets, assuming a 200 basis point increase in interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset and Liability Management and Interest Rate Risk" contained in Item 7 herein for a discussion of the NPV methods of analyzing interest rate risk and for an illustration of the effect of an increase in interest rates on the Bank's earnings.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2002 was $48,000.

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

     The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $6.3 million at March 31, 2002.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

     Liquidity Requirements. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. Liquidity management is both a daily and long-term responsibility of management. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

     At March 31, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the OTS may require the Bank to submit to it an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2002, the Bank met the test and its QTL percentage was 81.4%.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. At March 31, 2002, the Bank had tangible capital of $40.3 million, or 10.2% of adjusted total assets, which is approximately $34.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2002, the Bank had core capital equal to $40.3 million, or 10.2% of adjusted total assets, which is $28.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

     On March 31, 2002, the Bank had total risk-based capital of approximately $42.6 million, including $40.3 million in core capital and $2.3 million in qualifying supplementary capital, and risk-weighted assets of $261.7 million, or total capital of 16.3% of risk-weighted assets. This amount was $21.6 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association," which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio. Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

     Limitations on Capital Distributions. The OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-- Capital Requirements."

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2002, the Bank's limit on loans to one borrower was $7.9 million. At March 31, 2002, the Bank's largest aggregate loan to one borrower was $3.8 million, which was performing according to its original terms.

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

     1999 Legislation. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     a. repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     b. provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     c. broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     d. provided an enhanced framework for protecting the privacy of consumer information;

     e. adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

     f.   modified the laws governing the implementation of the CRA; and

     g. addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

     Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test" for information regarding the Bank's qualified thrift lender test.

     The USA Patriot Act. In response to the terrorist events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and
(iv) an independent audit function to test the anti-money laundering program.

     - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA
PATRIOT Act.   To date, it has not been possible to predict the impact the USA
PATRIOT Act and its implementing regulations may have on the Company and the Bank.

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

Competition

     The Bank faces strong competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions, and other thrifts operating in its market area. As of March 31, 2002, there were 20 financial institutions, including commercial banks, credit unions, and other thrifts
operating in the Bank's primary market area.   Particularly in times of high
interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities

     The Bank has two subsidiaries, Pioneer Development Corporation ("PDC") and Pioneer Bank Investment Corporation ("PBIC"). PDC's primary interest was to purchase land sale contracts until March 31, 1998. Currently, its primary interest is in servicing those contracts. PBIC's primary interest is to hold the Bank's non-conforming assets. At March 31, 2002, the Bank's equity investment in PDC and PBIC was $2.2 million and $175,000, respectively.

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its subsidiaries did not exceed these limits at March 31, 2002.

Personnel

     As of March 31, 2002, the Bank had 110 full-time and eight part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

           Name              Age(1)               Position
     ---------------------   ------   --------------------------------------

     Berniel L. Maughan        59     President and Chief Executive Officer

     Zane F. Lockwood          47     Executive Vice President

     Jonathan P. McCreary      34     Chief Financial Officer

--------------
(1) At March 31, 2002.

     Berniel L. Maughan has served as President and Chief Executive Officer of the Company and the Bank since May 25, 2000. Mr. Maughan previously served with U.S. Bank, Utah being appointed President and Chief Executive Officer in February 1997, serving the bank until January 1999. Prior to that, Mr. Maughan served in the capacity of Senior Vice President and Regional Manager, and Executive Vice President with U.S. Bank, Oregon from January 1996 to February 1997. Prior to that, he served as Executive Vice President and Manager of the Retail Division of West One Bank, Oregon from November 1993 through December 1995; and as Senior Vice President and Regional Manager, West One Bank, Idaho from August 1986 through November 1993. Mr. Maughan has 33 years of experience in commercial and retail banking, and has been an active member of numerous civic and community organizations.

     Zane F. Lockwood has served as the Bank's Executive Vice President since March of 1999 and Senior Vice President from March 1998 to March 1999. Prior to that time, he served as Senior Commercial Lender after joining the Bank in October 1997. Mr. Lockwood was employed by U.S. Bank for over 25 years in various capacities before joining the Bank. During his last ten years with U.S. Bank, he was a team leader in their Regional Business Loan Center located in Pendleton, Oregon. In that position he supervised the commercial and agricultural lending in Union, Baker, Wallowa, Grant and Malheur counties.
Mr. Lockwood has been very involved in the communities he has resided in having held numerous board memberships, including current Board Chairman for the St. Elizabeth Health Services Foundation, Eastern Oregon University Foundation, and past president of the La Grande/Union County Chamber of Commerce.

     Jonathan P. McCreary has served as Chief Financial Officer and Senior Vice President of the Company and the Bank since July 17, 2000. Mr. McCreary previously served with Metropolitan Mortgage & Securities Inc., since 1993, and was Chief Investment Officer in 2000 when he left to join Oregon Trail Financial Corp. Mr. McCreary has over 11 years experience in financial management, portfolio management and accounting. He is a Chartered Financial Analyst, Certified Public Accountant, Certified Managerial Accountant, and holds a Bachelors Degree in Finance and Accounting from Central Washington University.

Item 2.  Properties
-------------------

     The following table sets forth certain information regarding the Bank's offices at March 31, 2002, all of which are owned.

        Current                         Year      Approximate
       Location                        Opened    Square Footage    Deposits
---------------------------------    ---------  ----------------  ----------
                                                                (In thousands)
Corporate Office:

2055 First Street                       1979         10,700       $ 8,381
Baker City, Oregon 97814

Branch Offices:

Baker City Branch (2)                   2000         12,653        61,180
1990 Washington
Baker City, Oregon 97814

La Grande Branch                        1975          6,758        54,162
1215 Adams Avenue
La Grande, Oregon 97850

Ontario Branch                          1960          3,700        33,254
225 SW Fourth Avenue
Ontario, Oregon 97914

John Day Branch                         1973          2,420        16,383
150 West Main Street
John Day, Oregon 97845

Burns Branch                            1975          3,968        21,275
77 W. Adams Street
Burns, Oregon  97720

Enterprise Branch                       1976          3,360        25,999
205 West Main Street
Enterprise, Oregon  97828

Island City Branch                      1997          4,200        18,797
3106 Island Avenue
La Grande, Oregon 97850

                       (table continued on following page)

        Current                         Year      Approximate
       Location                        Opened    Square Footage    Deposits
---------------------------------    ---------  ----------------  ----------
                                                                (In thousands)

Vale Branch                             1999         3,512         $10,438
150 Longfellow Street North
Vale, Oregon 97918

Pendleton Branch (1)                    2000         3,748           6,209
1701 SW Court Avenue
Pendleton, Oregon 97801

---------------
(1)  The Pendleton Branch office was acquired on May 26, 2000.
(2) The Baker City branch and Centralized Lending Center relocated to their new office on April 23, 2000.

     The Bank uses the services of an in-house data processing system. At March 31, 2002, the Bank had ten proprietary automated teller machines, all of which were located in existing branches. At March 31, 2002, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $9.5 million or 2.4% of total assets. See Note 6 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

     On March 13, 2002, the Company announced that it had entered into a Standstill Agreement (the Agreement) to settle all outstanding claims and litigation with shareholder Joseph Stilwell, Stilwell Associates, L.P., Stilwell Value Partners II, L.P., and Stilwell Value LLC (collectively, the Stilwell Group), who own 8.8% of the Company's outstanding common stock.

     The parties have agreed to dismiss with prejudice all pending lawsuits between them and to exchange mutual releases. The dismissals conclude both the lawsuits filed by the Stilwell Group for the purpose of removing two directors from the Board of Directors of the Company and the pending lawsuit filed by the Company against the Stilwell Group in the United States District Court for the District of Oregon alleging violations of securities laws.

     Under the Agreement, the Company agreed to adopt an annual target to achieve return on equity greater than the median for all publicly traded thrift institutions with assets between $250 and $500 million for the fiscal year beginning April 1, 2001. So long as the Company is successful in meeting this target, the Stilwell Group will not vote for any nominee for election to the Company's Board of Directors other than those supported by the Company's Board of Directors and will vote all shares in favor of nominees for director nominated by the Board of Directors and in favor of any proposal submitted by the Company's management. In addition, the Company has agreed to endeavor to reduce its capital ratio to 11% within one year of the date of the Agreement, subject to the Boards fiduciary duties and the Company's applicable regulatory and securities requirements. The Agreement also provides that the Stilwell Group will not propose or seek to effect a merger or sale of the Company, solicit proxies in opposition to recommendations or proposals of the Company's management, or seek to exercise any control or influence over the management of the Company. If the Company fails to achieve its annual return on equity target, it has agreed to utilize its investment banking firm to help the Company evaluate alternatives to maximize shareholder value.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters
--------------------------------------------------------------------------

     Oregon Trail Financial Corp. common stock is traded over-the-counter on the Nasdaq National Market under the symbol "OTFC" since October 3, 1997. Stockholders of record at March 31, 2002 totaled 804. This total does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms. The following table shows the reported high and low sale prices of the Company's common stock and declared dividends for each quarter within the two most recent fiscal years.

                                        Sale Price
                                      -------------     Dividends
            Year                      High      Low     Declared
            ----                      ----      ---     ---------
            Fiscal 2002
              First quarter         $ 14.99   $13.938     $0.09
              Second quarter          16.10     14.52      0.10
              Third quarter           18.63     15.48      0.10
              Fourth quarter          18.62     17.51      0.10

            Fiscal 2001
              First quarter          11.625     8.938      0.08
              Second quarter         12.125    10.563      0.08
              Third quarter          14.375    11.250      0.08
              Fourth quarter         14.375    13.313      0.08

     Under Oregon law, the Company is permitted to pay cash dividends either out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The principal source of funds for the Company are dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See "REGULATION -- Federal Regulation of Savings Associations -- Limitations on Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account to be established pursuant to the Company's Plan of Conversion adopted in connection with the Conversion.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and its subsidiary at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary contained in Item 8 of this Form 10-K.

                                              At March 31,
                            ------------------------------------------------
                              2002      2001      2000      1999      1998
                            --------  --------  --------  --------  --------
                                             (In thousands)

FINANCIAL CONDITION DATA:
  Total assets..............$398,366  $388,881  $370,612  $313,473  $263,224
  Loans receivable, net..... 265,863   250,897   220,591   185,747   153,838
  Stock in FHLB.............   6,315     4,651     3,897     3,221     2,985
  Investment securities
    available for sale......  18,319    26,914    37,436    37,965    37,225
  Mortgage-backed and
    related securities
    available for sale......  74,100    70,010    84,615    60,371    27,778
  Mortgage-backed and
    related securities
    held to maturity........      --        --        --     9,338    12,805
  Cash and cash equivalents.   7,795    10,581     9,261     6,276    20,311
  Deposits.................. 256,078   253,777   237,735   199,589   192,734
  Advances from FHLB........  87,100    73,125    76,750    50,250        --
  Total shareholders'
    equity..................  52,823    57,806    53,104    60,083    67,301

                                           Year Ended March 31,
                            ------------------------------------------------
                              2002      2001      2000      1999      1998
                            --------  --------  --------  --------  --------
                                 (In thousands, except per share amounts)
OPERATING DATA:

Interest income.............$ 27,861  $ 28,279  $ 24,548  $ 20,582  $ 18,511
Interest expense............  12,739    15,392    11,776     8,064     7,824
Net interest income.........  15,122    12,887    12,772    12,518    10,687
Provision for loan losses...     481       794       178       483       138
Net interest income after
  provision for loan losses.  14,641    12,093    12,594    12,035    10,549
Gains (losses) from sale of
  securities................     314      (957)       --        --        --
Noninterest income..........   3,165     2,155     1,602     1,098     1,046
Noninterest expense.........  11,283    10,947    10,115     8,182     6,533
Income before income taxes..   6,837     2,344     4,081     4,951     5,062
Provision for income taxes..   1,922       650     1,472     1,797     2,026

Net income..................$  4,915  $  1,694  $  2,609  $  3,154  $  3,036

Basic earnings per share(1).$   1.58  $   0.51  $   0.74  $   0.78  $   0.38

Weighted average common
  shares outstanding (1)....   3,104     3,331     3,547     4,065     4,326
Diluted earnings per share..$   1.52  $   0.50  $   0.70  $   0.76  $   0.38
Weighted average common
  dilutive shares...........   3,229     3,367     3,724     4,160     4,326

                                              At March 31,
                            ------------------------------------------------
                              2002      2001      2000      1999      1998
                            --------  --------  --------  --------  --------
                                             (In thousands)
OTHER DATA:

Number of:
Real estate loans
  outstanding...............   2,188     2,182     2,298     2,346     2,245
Deposit accounts............  31,573    32,306    31,384    28,820    28,781
Full-service offices........       9         9         8         7         7

                                      At or For Year Ended March 31,
                            ------------------------------------------------
                              2002      2001      2000      1999      1998
                            --------  --------  --------  --------  --------

SELECTED FINANCIAL RATIOS

Performance Ratios:
Return on average assets(2).    1.24%     0.44%     0.76%     1.14%     1.25%
Return on average equity(3).    8.77      3.09      4.60      4.90      6.65
Interest rate spread(4).....    3.58      3.18      3.10      3.85      3.73
Net interest margin(5)......    4.11      3.51      3.89      4.70      4.60
Average interest-earning
  assets to average
  interest-bearing
  liabilities...............  115.11    118.71    122.02    128.10    125.92
Noninterest expense as a
  percent of average total
  assets....................    2.86      2.85      2.95      2.96      2.69
Efficiency ratio(6).........   60.66     79.14     70.37     60.09     55.68
Dividend payout ratio(7)....   24.68     64.00     42.14     28.95     13.16

Asset Quality Ratios:
Nonaccrual and 90 days or
  more past due loans as a
  percent of total
  loans, net................    0.12      0.02      0.07      0.07      0.18
Nonperforming assets as a
  percent of total assets...    0.10      0.03      0.04      0.01      0.22
Allowance for losses as a
  percent of gross loans
  receivable................    0.85      0.82      0.63      0.66      0.55
Allowance for losses as a
  percent of nonperforming
  loans.....................  678.21  3,814.55    900.65    889.86    308.07
Net charge-offs to average
  outstanding loans.........    0.08      0.04        --      0.06      0.01

Capital Ratios:
Total equity-to-assets
  ratio.....................   13.26     14.86     14.33     19.17     25.57
Average equity to average
  assets(8).................   14.13     14.28     16.55     23.27     18.82

-----------------
(1) Weighted average shares outstanding for fiscal year 1998 included shares from conversion on October 3, 1997 to year end. Earnings per share include only earnings from date of conversion to year end.
(2)  Net earnings divided by average total assets.
(3)  Net earnings divided by average equity.
(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)  Net interest income as a percentage of average interest-earning assets.
(6) Other expenses divided by the sum of net interest income and other income.
(7)  Dividends declared per share divided by net income per share.
(8)  Average total equity divided by average total assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     Management's Discussion and Analysis and other portions of the report contain certain "forward-looking statements" of Financial Condition and Results of Operations concerning the expected future operations of Oregon Trail Financial Corp. (the "Company"). Management wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this Form 10-K. "Forward-looking statements" are used to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, competition, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, and other economic, competitive governmental, regulatory and technological factors effecting operations, pricing, products and services. Accordingly, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's Consolidated Financial Statements. The preparation of these financial statements requires management to use assumptions, judgement and estimates. Management evaluates its use of these assumptions, judgments and estimates on an ongoing basis. Estimates are based on current economic and business conditions in our market area. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time of preparation. However, the use of judgments, estimates and assumptions could result in material differences in our results of operation and financial condition. The Company has determined that its most critical accounting policy is the determination of its provision for loan losses. See additional discussion under "Comparison of Operating Results for the Years Ended March 31, 2002 and 2001 -- Provision for Loan Losses" in this section.

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

Comparison of Financial Condition at March 31, 2002 and March 31, 2001

     Total assets at March 31, 2002 increased $9.5 million to $398.4 million compared to $388.9 million at March 31, 2001. The growth in assets is primarily attributable to a $15.0 million increase in net loans receivable partially offset by a $4.5 million decrease in securities. The increase in loans receivable was caused by a $26.5 million increase in commercial real estate loans, a $1.9 million increase in commercial and agricultural loans and a $1.4 million increase in consumer loans partially offset by a $14.4 million decrease in residential real estate loans. The decrease in residential real estate loans reflects the Company's strategy to decrease interest rate risk by selling newly originated fixed rate real estate loans. The net loan growth was funded by $14.0 million increase in borrowings and $2.3 million increase in deposits offset by a $5.0 million decrease in shareholders' equity. The increase in deposits reflects the Company's emphasis on core deposit growth. Demand and savings accounts at March 31, 2002 increased by a total of $10.9 million, or 8.6%, to $136.7 million compared to $125.9 million at March 31, 2001. Certificates of deposits decreased by $8.6 million, or 6.7% partially offsetting the growth in core deposits. The decrease in shareholders' equity was largely caused by the Company purchasing $9.7 million of its stock, paying $1.3 million of dividends, and partially offset by earnings of $4.9 million. Generally, the Company purchases its outstanding shares through formal share repurchase programs, when purchases are thought to be accretive to earnings per share and the Company has excess capital available for such purchases.

Comparison of Operating Results for the Years Ended March 31, 2002 and 2001

     General.   Net income for the year ended March 31, 2002 was $4.9 million or $1.58 per basic share compared to net income of $1.7 million or $0.51 per share for the year ended March 31, 2001. The increase in net income is due to a $2.2 million increase in net interest income, a $1.3 million increase in non-interest income, and a $600,000 decrease in non-interest expense. The decrease in non-interest expense in the year ended March 31, 2002 was largely due to one-time restructuring expenses incurred in the year ended March 31, 2001 including a $303,000 reduction in force charge and a $957,000 loss on sale of low yielding securities. The substantial increase in earnings per share are a result of a favorable interest rate environment as well as the successful execution of the Company's strategic plan which required the development of sustainable earnings per share growth as its primary objective. Related objectives included, but were not limited to, reduction of interest rate sensitive assets, non-interest income growth, non-interest expense control, core deposit growth and a Company-wide emphasis of customer service combined with a de-emphasis of "best price."

     Interest Income.   Interest income for the year ended March 31, 2002 was
$27.9 million compared to $28.3 million for the year ended March 31, 2001, a decrease of $400,000, or 1.4%. The decrease in interest income was a result of a 14 basis point decrease in the yield on average interest earning assets to 7.56% for the year ended March 31, 2002 compared to 7.70% for the year ended March 31, 2001. Average interest earning assets increased by $849,000 to $368.3 million during the year ended March 31, 2002, partially offsetting the reduction in yield on those assets. The decrease in the yield on average interest earning assets is a result of a decreasing rate environment in 2002 as well as increases in adjustable rate loans and a decrease in fixed rate real estate loans. The average yield on interest earning asset groups for the year ended March 31, 2002 compared to the year ended March 31, 2001 were as follows: loans receivable: 8.05% versus 8.31%, mortgage-backed securities:
6.65% versus 7.10%, investment securities: 6.14% versus

6.44%, FHLB stock: 6.74% versus 6.48%, and cash and overnight investments:
0.16% versus 1.59%, respectively. The average balance of interest earning assets for the year ended March 31, 2002 compared to the year ended March 31, 2001 were as follows: loans receivable: $282.3 million versus $242.7 million, mortgage-backed securities: $52.0 million versus $77.4 million, investment securities: $20.9 million versus $34.2 million, FHLB stock: $5.9 million versus $4.4 million, and cash and overnight investments: $7.3 million versus $8.8 million, respectively.

     Interest Expense.   Interest expense for the year ended March 31, 2002
was $12.7 million compared to $15.4 million for the year ended March 31, 2001, a decrease of $2.7 million, or 17.5%. The decrease in interest expense was due to a 99 basis point reduction in the average cost of interest bearing liabilities for the year ended March 31, 2002 to 3.98% from 4.72% during the year ended March 31, 2001. The decrease in the average cost of liabilities was partially offset by a $10.4 million, or 3.4% increase in average interest bearing liabilities to $320.0 million for the year ended March 31, 2002 versus $309.6 million for the year ended March 31, 2001 the average cost of interest bearing liabilities for the year ended March 31, 2002 compared to the year ended March 31, 2001 were as follows: interest checking: 0.09% versus 1.25%, savings: 1.81% versus 2.34%, money market: 2.48% versus 4.11%, certificates of deposit 5.04% versus 5.97%, respectively. The average balance of interest bearing liabilities for the year ended March 31, 2002 compared to the year ended March 31, 2001 were as follows: interest checking: $36.7 million versus $37.1 million, savings: $17.2 million versus $17.0 million, money market:
$60.6 million versus $53.9 million, certificates of deposit $120.6 million versus $125.8 million, respectively.

     Provision and Allowance for Loan Losses. The provision for loan losses are changes to earnings to bring the total allowance for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. See Note 1 of Notes to the Consolidated Financial Statements.

     The Company's methodology for calculating the necessary allowance for loan losses requires the Company to reserve specific percentages of outstanding loan balances with the percentages varying based upon the perceived risk of the different loan types and loan classification within specific loan types. Additionally, the Company has $191,000 of unallocated reserves. Unallocated reserves were added in 2000 to help bring the Company's allowance for loan losses in line with the reserves of its peer institutions and to be reflective of the increased risk in the loan portfolio stemming from the growth in commercial, agricultural and consumer loans. Loans classified as doubtful at March 31, 2002 increased by $2,000 compared to the prior year, in which the Company had no loans classified as doubtful. The increase in doubtful loans caused the allowance for loan losses to be increased by $352. Loans classified as substandard decreased $653,000 to $501,000 at March 31, 2002 compared to $1.2 million at March 31, 2001. The decrease in substandard loans caused the allowance to be decreased by $56,000. Loans classified as other loans especially mentioned decreased by $677,000 to $930,000 at March 31, 2002 from $1.6 million at March 31, 2001. The decrease in other loans especially mentioned caused the allowance to be decreased by $39,000. Loans that were not classified as doubtful, substandard, or other loans especially mentioned increased by $16.5 million, causing the allowance to be increased by $301,000. The unclassified reserve decreased by $24,000 to $191,000 at March 31, 2002 from $215,000 at March 31, 2001. The combination of changes in the amount of classified loans, total loans outstanding, trends in loan quality, micro and macro economic factors caused an aggregate increase in the allowance for loan losses for the year ended March 31, 2002 of $182,000. The provision for loan losses for the year ended March 31, 2002 was $481,000 while net charge offs for the year were $299,000. At March 31, 2002 the allowance for loan losses was 0.85% of total loans compared to 0.82% at March 31, 2001. The allowance for loan losses was 678.2% of non-performing loans at March 31, 2002.

     Non-Interest Income.   Non-interest income for the year ended March 31,
2002 increased by 58%, or $1.3 million, to $3.5 million when compared to the year ended March 31, 2001. The increase in non-interest income was principally due to a $627,000 increase in income from bank owned life insurance, a $314,000 net increase in gain on sale of securities and a $193,000 gain on sale of loans.

     Non-Interest Expenses.   Non-interest expense for the year ended March
31, 2002 decreased by $621,000, or 5%, to $11.3 million from $11.9 million for the year ended March 31, 2001. The primary factors affecting the decrease in non-interest expense were $957,000 of losses on sales of securities in the year ended March 31, 2001 compared to no net losses for the year ended March 31, 2002, $1.1 million of legal expenses in fiscal 2002 versus $307,000 of legal expenses in fiscal 2001, and $6.2 million of compensation and benefits in fiscal 2002 compared to $6.6 million of compensation and benefits in fiscal 2001. The increased legal expenses in fiscal 2002 were due to increased litigation activity which have subsequently been settled. The higher compensation and benefits in fiscal 2001 were largely due to restructuring charges associated with a reduction in force.

     Income Taxes. Income tax expense was $1.9 million for the year ended March 31, 2002 compared to $650,000 for the prior year. The Company's effective tax rate for the years ended March 31, 2002 and 2001 were 28.1% and 27.7%, respectively. The Company's effective tax rate has benefitted by increased levels of tax advantaged assets. In the year ended March 31, 2002 a $168,000 tax benefit related to the Company's employee stock ownership plan in fiscal 2002 reduced earnings in fiscal 2001.

Comparison of Operating Results for the Years Ended March 31, 2001 and 2000

     General. Net income for the year ended March 31, 2001 was $1.7 million or $0.51 per basic share, compared to net income of $2.6 million or $.74 per basic share, for the year ended March 31, 2000. The reduction in net income is due to restructuring charges taken in the second and third quarters of 2001, including a $303,000 reduction in force charge, a $500,000 boost to loss reserves reflecting increasing commercial loans and a $957,000 loss on sale of low yielding securities.

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

     The allowance for loan losses increased by $794,000 to $2.1 million at March 31, 2001. In the year ended March 31, 2001, the Company experienced a 27.4% increase in agricultural, commercial and consumer loans while total loans grew at a rate of 13.9% from March 31, 2000 levels. Management deemed a greater provision necessary due to the higher percentage growth in the agricultural, commercial and consumer loans, which are inherently riskier than one-to-four family mortgage loans. Net charge-offs remained low for 2001 coming in at $92,000, or 0.04% of average outstanding loans, compared to $10,000 or 0.00%, for the prior year. The allowance for loan losses equaled 3815% of non-performing loans at March 31, 2001 compared to 901% of non-performing loans at March 31, 2000. Management believes the allowance for loan losses is adequate at March 31, 2001.

     Noninterest Income. Noninterest income increased by $553,000 to a level of $2.2 million for the year ended March 31, 2001. This increase resulted primarily from a 58.8% increase in core deposit fees. The increase in core deposit fees reflects the successful addition of several new deposit products and services implemented to increase fee income and cause the Bank's earnings to be less subject to changes in interest rates.

     Noninterest Expenses. Noninterest operating expenses increased by $1.8 million from $10.1 million for the year ended March 31, 2000, to $11.9 million for the year ended March 31, 2001. The increase in expenses was largely due to $1.3 million of restructuring charges which consisted of $957,000 in realized losses on sales of securities and $303,000 in reduction of force charges. Total non-cash compensation expense related to stock based compensation and benefits amounted to $874,000 for the year representing a 11.3% decrease from the year-ended March 31, 2000 amount of $985,000. Depreciation expense increased $209,000 due to additional buildings and other capital expenditures.

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

Average Balances, Interest and Average Yields/Costs

     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances for the years ended March 31, 2002, 2001 and 2000.


                                                           Year Ended March 31,
                        ----------------------------------------------------------------------------------
                                    2002                        2001                        2000
                        -------------------------    ------------------------    -------------------------
                                  Interest                    Interest                    Interest
                        Average     and     Yield/   Average    and     Yield/   Average    and     Yield/
                        Balance   Dividends  Cost    Balance  Dividends  Cost    Balance  Dividends  Cost
                        -------   ---------  ----    -------  ---------  ----    -------  ---------  ----
                                                       (Dollars in thousands)

Interest-earning assets:

Loans receivable,
  net (1)............. $282,267   $22,710   8.05%   $242,662  $20,155   8.31%   $206,006  $ 16,709   8.11%
Mortgage-backed
  securities..........   51,950     3,456   6.65      77,413    5,496   7.10      76,393     5,208   6.82
Investment securities.   20,944     1,286   6.14      34,164    2,201   6.44      37,573     2,379   6.33
FHLB stock............    5,891       397   6.74       4,411      286   6.48       3,373       239   7.09

Federal funds sold
  and overnight
  interest-bearing
  deposits............    7,294        12   0.16       8,847      141   1.59       5,402        13   0.24
                       --------   -------           --------  -------           --------  --------
    Total interest-
     earning assets...  368,346    27,861   7.56     367,497   28,279   7.70     328,747    24,548   7.47
                       --------   -------           --------  -------           --------  --------
Non-interest-earning
  assets..............   27,955                       16,512                      14,167
                       --------                     --------                    --------
    Total assets...... $396,301                     $384,009                    $342,914
                       ========                     ========                    ========
Interest-bearing liabilities:

Passbook accounts..... $ 17,175       311   1.81    $ 16,983      397   2.34    $ 19,986       472   2.36
Money market accounts.   60,575     1,505   2.48      53,852    2,213   4.11      44,500     1,922   4.32
NOW accounts..........   36,680       315   0.86      37,122      463   1.25      37,341       460   1.29
Certificates of
  deposit.............  120,577     6,075   5.04     125,756    7,502   5.97     107,912     5,672   5.26
                       --------   -------           --------  -------           --------  --------
   Total interest-
    bearing deposits..  235,007     8,206   3.49     233,713   10,575   4.52     209,739     8,526   4.07
                       --------   -------           --------  -------           --------  --------
Securities sold under
  agreements to
  repurchase..........       --        --     NA          --       --     NA          67         4   5.97

FHLB advances.........   84,989     4,533   5.33      75,871    4,817   6.35      59,609     3,246   5.37
                       --------   -------           --------  -------           --------  --------
   Total interest bear-
    ing liabilities...  319,996    12,739   3.98     309,584   15,392   4.72     269,415    11,776   4.37
                       --------   -------           --------  -------           --------  --------
   Non-interest-bear-
    ing liabilities...   20,291                       19,607                      16,755
                       --------                     --------                    --------
   Total liabilities..  340,287                      329,191                     286,170
                       --------                     --------                    --------
Shareholders' equity..   56,014                       54,818                      56,744
                       --------                     --------                    --------
   Total liabilities
    and shareholders'
    equity............ $396,301                     $384,009                    $342,914
                       ========                     ========                    ========
Net interest income...            $15,122                     $12,887                      $12,772
                                  =======                     =======                      =======
Interest rate spread..                      3.58%                       3.18%                        3.10%
Net interest margin...                      4.11%                       3.51%                        3.89%
Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities.........   115.11%                      118.71%                     122.02%

------------
(1)  Does not include interest on loans 90 days or more past due.

                                                         43

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


                                     Year Ended March 31,                      Year Ended March 31,
                                    2002 Compared to Year                     2001 Compared to Year
                                     Ended March 31, 2001                      Ended March 31, 2000
                                     Increase (Decrease)                       Increase (Decrease)
                                           Due to                                   Due to
                              ---------------------------------       ---------------------------------
                                                 Rate/                                   Rate/
                              Rate    Volume    Volume    Total       Rate    Volume    Volume    Total
                              ----    ------    ------    -----       ----    ------    ------    -----
                                                            (In thousands)

Interest-earning assets:
  Loans receivable (1).....$  (631)  $ 3,291    $(105)   $ 2,555     $  412   $2,973    $   61    $3,446
  Mortgage-backed and
   related securities......   (348)   (1,808)     116     (2,040)       214       70         4       288
  Investment securities....   (102)     (851)      38       (915)        41     (216)       (3)     (178)
  FHLB stock...............     11        96        4        111        (21)      74        (6)       47
  Federal funds sold and
   overnight interest-
   bearing deposits........   (127)      (25)       23      (129)        73        8        47       128
                           -------   -------     -----   -------     ------   ------     -----    ------
    Total net change in
      income on interest-
      earning assets....... (1,197)      703        76      (418)       719    2,909       103     3,731
                           -------   -------     -----   -------     ------   ------     -----    ------
Interest-bearing liabilities:
  Passbook accounts........    (90)        4        --       (86)        (4)     (71)       --       (75)
  Money market accounts....   (878)      276      (106)     (708)       (93)     404       (20)      291
  NOW accounts.............   (145)       (6)        3      (148)       (15)      (3)       21         3
  Certificate accounts..... (1,170)     (309)       52    (1,427)       766      939       125     1,830
  Securities sold under
   agreements to
   repurchase..............     --        --        --        --         --       --        (4)       (4)
  FHLB advances............   (774)      579       (89)     (284)       584      873       114     1,571
                           -------   -------     -----   -------     ------   ------     -----    ------
   Total net change in
     expense on interest-
     bearing liabilities... (3,057)      544      (140)   (2,653)     1,238    2,142       236     3,616
                           -------   -------     -----   -------     ------   ------     -----    ------
Net change in net interest
  income...................$ 1,860   $   159     $ 216   $ 2,235     $ (519)  $  767     $(133)   $  115
                           =======   =======     =====   =======     ======   ======     =====    ======
--------------
(1)  Does not include interest on loans 90 days or more past due.


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

     The Bank's primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is performed for the Bank by the OTS. The modeling process is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The interest rate sensitivity analysis performed by the OTS for the Bank incorporates end of period rate, balance and maturity data compiled by the Bank's management using various levels of aggregation of that data.

     The following table is provided by the OTS and sets forth the change in the Bank's net portfolio value ("NPV") at March 31, 2002, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present values of net expected cash inflows from existing off-balance sheet contracts.

        Basis Points ("bp")                   Estimated Change in
    Change in Interest Rates                  Net Portfolio Value
    ------------------------      ------------------------------------------
                                           2002                   2001
                                  -------------------    -------------------
                                             (Dollars In Thousands)

               300 bp             $(21,412)   (45.1)%    $(19,371)   (32.0)%
               200                 (14,430)   (29.6)      (12,868)   (21.0)
               100                  (7,156)   (14.3)       (5,567)    (9.0)
                 0                      -0-      -0-           -0-      -0-
              (100)                  4,202      0.8         4,454      7.0
              (200)                    N/A      N/A         6,465     11.0
              (300)                    N/A      N/A         7,462     12.0

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2002 would reduce the Bank's NPV by approximately $14.4 million, or 29.6% at that date. This compares to a reduction in the Bank's NPV by approximately $12.9 million, or 21.0% at March 31, 2001.

     Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

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

     The following table presents the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at March 31, 2002. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.


                                                     One Year     After
                                Average    Within    to Three  3 Years to   Beyond              Fair
                                 Rate     One Year    Years      5 Years    5 Years   Total    Value
                                 ----     --------    -----      -------    -------   -----    -----
                                                       (Dollars in thousands)
Interest Sensitive Assets:
Loans receivable...............  7.82%     $18,006   $13,731     $32,667  $205,246   $269,648  $278,536
Mortgage-backed securities.....  6.38       13,381    19,193      18,212    23,314     74,100    74,100
Tax free municipal bonds.......  4.49           --        --          --     7,197      7,197     7,197
Investments and other
  interest-earning assets......  4.94           --        --          --    11,122     11,122    11,122
FHLB stock.....................  6.00           --        --          --     6,315      6,315     6,315

Interest Sensitive Liabilities:
NOW checking...................  0.50       10,548    12,966       6,267     6,022     35,803    35,803
Passbook savings...............  1.41        5,512     6,558       3,214     3,087     18,371    18,371
Money market deposits..........  1.75       47,155    12,988         520        22     60,685    60,685
Time certificates..............  3.96       89,446    19,531       9,373       991    119,341   120,489

Off-balance Sheet Items:
Commitments to extend credit...  8.65       14,027                                     14,027    14,027




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

     The Bank must maintain an adequate level of liquidity to ensure sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2002 cash and cash equivalents totaled $7.8 million or 2.0% of total assets. The Bank also maintained an uncommitted credit facility with the FHLB which provided for immediately available advances up to an aggregate amount of $119.5 million, under which $87.1 million in advances were outstanding at March 31, 2002. In addition to the FHLB credit facility, at March 31, 2002 the Bank had a $50.0 million reverse repurchase line of credit available with Merrill Lynch and a $15.0 million overnight line of credit with Key Bank.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans within its primary market area. During the years ended March 31, 2002, 2001 and 2000 the Bank originated $26.4 million, $22.3 million, and $30.1 million of such loans, respectively. At March 31, 2002, the Bank had commitments to extend credit totaling $44.2 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2002 totaled $89.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2002, the Bank complied with all regulatory capital requirements as of that date with tangible, core and total capital ratios of

10.2%, 10.2% and 16.3%, respectively. See "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements" and Note 15 of Notes to Consolidated Financial Statements contained in Item 8 herein.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset and Liability Management" contained in Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

               Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----

Independent Auditors' Report..........................................   48
Consolidated Balance Sheets as of March 31, 2002 and 2001.............   49
Consolidated Statements of Income For the Years Ended
  March 31, 2002, 2001 and 2000.......................................   51
Consolidated Statements of Shareholders' Equity For the
  Years Ended March 31, 2002, 2001 and 2000...........................   53
Consolidated Statements of Cash Flows For the Years Ended
  March 31, 2002, 2001 and 2000.......................................   55
Notes to Consolidated Financial Statements............................   57

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Oregon Trail Financial Corp.
Baker City, Oregon

We have audited the accompanying consolidated balance sheets of Oregon Trail Financial Corp. and Subsidiary (the "Company) as of March 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oregon Trail Financial Corp. and Subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP

Portland, Oregon
May 31, 2002

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001
(In thousands)
------------------------------------------------------------------------------

ASSETS                                                 2002        2001

Cash and due from banks                             $  1,725    $  1,955
Interest-bearing deposits                              6,070       8,626
                                                    --------    --------
     Total cash and cash equivalents                   7,795      10,581

Securities:
  Investment securities available for sale, at fair
    value (amortized cost of $18,433 and $26,915)     18,319      26,914
  Mortgage-backed and related securities available
    for sale, at fair value (amortized cost of
    $73,371 and $68,682)                              74,100      70,010
Loans receivable, net of allowance for loan losses
  of $2,280 and $2,098                               265,863     250,897
Accrued interest receivable                            2,308       2,372
Premises and equipment, net                            9,466      10,136
Stock in FHLB, at cost                                 6,315       4,651
Real estate owned and other repossessed assets            58          63
Other assets                                          14,142      13,257
                                                    --------    --------
TOTAL ASSETS                                        $398,366    $388,881
                                                    ========    ========

                                                                  (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001
(In thousands, except share data)
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                   2002        2001

LIABILITIES:
 Deposits:
   Interest-bearing                                  $114,859    $106,206
   Noninterest-bearing                                 21,878      19,678
   Time certificates                                  119,341     127,893
                                                     --------    --------

     Total deposits                                   256,078     253,777

   Accrued expenses and other liabilities               2,052       3,684
   Advances from FHLB                                  87,100      73,125
   Net deferred tax liability                             276         467
   Advances from borrowers for taxes and insurance         37          22
                                                     --------    --------
     Total liabilities                                345,543     331,075
                                                     --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued or outstanding           -           -
 Common stock, $.01 par value; 8,000,000 shares
   authorized; March 31, 2002, 4,694,875 issued,
   2,854,548 outstanding; March 31, 2001, 4,694,875
   issued, 3,325,757 outstanding                           31          36
 Additional paid-in capital                            22,965      30,972
 Retained earnings (substantially restricted)          32,042      28,374
 Unearned shares issued to the ESOP                    (1,341)     (1,878)
 Unearned shares issued to the MRDP                    (1,253)       (515)
 Accumulated other comprehensive income                   379         817
                                                     --------    --------
     Total shareholders' equity                        52,823      57,806
                                                     --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $398,366    $388,881
                                                     ========    ========

See notes to consolidated financial statements.                   (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2002, 2001, AND 2000
(In thousands)
------------------------------------------------------------------------------

                                                2002       2001       2000

INTEREST INCOME:
 Interest and fees on loans receivable        $ 22,710   $ 20,155   $ 16,709
 Securities:
  Mortgage-backed and related securities         3,456      5,496      5,208
  U.S. government and government agencies
   and other                                     1,298      2,342      2,392
 FHLB dividends                                    397        286        239
                                              --------   --------   --------
     Total interest income                      27,861     28,279     24,548
                                              --------   --------   --------

INTEREST EXPENSE:
 Deposits                                        8,206     10,575      8,526
 Securities sold under agreements to repurchase   -          -             4
 FHLB advances                                   4,533      4,817      3,246
                                              --------   --------   --------
     Total interest expense                     12,739     15,392     11,776
                                              --------   --------   --------

     Net interest income                        15,122     12,887     12,772

PROVISION FOR LOAN LOSSES                          481        794        178
                                              --------   --------   --------

     Net interest income after provision for
      loan losses                               14,641     12,093     12,594
                                              --------   --------   --------
NONINTEREST INCOME:
 Service charges on deposit accounts             1,793      1,728      1,088
 Loan servicing fees                               437        391        284
 Gain on sale of loans                             193       -          -
 Realized gain on sale of securities               314       -          -
 Income from Bank Owned Life Insurance             685         58       -
 Other income                                       57        (22)       230
                                              --------   --------   --------
     Total noninterest income                    3,479      2,155      1,602
                                              --------   --------   --------

                                                                  (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2002, 2001, AND 2000
(In thousands, except share data)
------------------------------------------------------------------------------

                                                2002       2001       2000

NONINTEREST EXPENSES:
 Employee compensation and benefits          $  6,227    $  6,601   $  6,022
 Supplies, postage, and telephone                 895         860        850
 Depreciation                                     852         895        686
 Occupancy and equipment                          730         705        618
 Customer accounts                                515         550        426
 Advertising                                      322         314        449
 Professional fees                              1,424         429        267
 FDIC insurance premium                            48          49        103
 Realized loss on sale of securities             -            957       -
 Other                                            270         544        694
                                             --------    --------   --------

     Total noninterest expenses                11,283      11,904     10,115
                                             --------    --------   --------

     Income before income taxes                 6,837       2,344      4,081

PROVISION FOR INCOME TAXES                      1,922         650      1,472
                                             --------    --------   --------
NET INCOME                                   $  4,915    $  1,694   $  2,609
                                             ========    ========   ========

Basic earnings per share                     $   1.58    $   0.51   $   0.74

Diluted earnings per share                   $   1.52    $   0.50   $   0.70

Weighted average common shares outstanding:
 Basic                                      3,104,121   3,331,002  3,546,873
 Diluted                                    3,229,081   3,367,210  3,723,600

See notes to consolidated financial statements.                   (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2002, 2001, AND 2000
(In thousands, except share data)

------------------------------------------------------------------------------------------------------------

                                                        Unearned    Unearned
                                                         Shares      Shares              Accumulated
                                                        Issued to   Issued to               Other
                                                        Employee   Management    Compre-   Compre-
                  Common Stock    Additional              Stock    Recognition   hensive   hensive
                  --------------   Paid-in    Retained  Ownership  and Develop-  Income    Income
                  Shares  Amount   Capital    Earnings    Trust     ment Plan     (Loss)   (Loss)    Total

BALANCE, APRIL
1, 1999         3,763,564  $  42   $ 38,357   $ 26,206  $ (2,951)   $ (1,453)             $   (118) $60,083
 Net income          -       -         -         2,609      -           -        $2,609       -       2,609
 Cash dividends
  paid               -       -         -        (1,056)     -           -          -          -      (1,056)
 Stock repurchased
  and retired    (534,228)    (6)    (6,350)      -         -           -          -          -      (6,356)
 Earned ESOP
  shares           53,656    -           76       -          536        -          -          -         612
 New MRDP shares
  granted            -       -           71       -         -            (71)      -
 Earned MRDP
  shares           34,014    -         -          -         -            373       -          -         373
 Forteiture of
  MRDP shares        -       -         (411)      -         -            411       -
 Net unrealized
  loss on
  securities
  available for
  sale (net of
  $1,970 of tax
  benefit)           -       -         -          -         -           -        (3,161)    (3,161)  (3,161)
                                                                                -------
 Comprehensive
  loss               -       -         -          -         -           -       $  (552)      -        -
                ---------  -----   --------   --------   -------     -------    =======    -------  -------

BALANCE, MARCH
31, 2000        3,317,006     36     31,743     27,759    (2,415)       (740)               (3,279)  53,104
 Net income          -       -         -         1,694      -           -       $ 1,694       -       1,694
 Cash dividends
  paid               -       -         -        (1,079)     -           -          -          -      (1,079)
 Stock repurchased
  and retired     (76,308)    (1)      (945)      -         -           -          -          -        (946)
 Earned ESOP
  shares           53,656    -           70       -          537        -          -          -         607
 New MRDP shares
  granted            -       -           42       -         -            (42)      -          -        -
 Earned MRDP
  shares           25,811    -         -          -         -            267       -          -         267
 Exercise of
 stock options      5,592      1         62       -         -           -          -          -          63
 Net unrealized
  gain on
  securities
  available for
  sale of $5,584
  (net of tax
  expense of
  $3,319) less
  reclassifi-
  cation adjust-
  ment for net
  losses included
  in net income
  of $1,488 (net
  of tax benefit
  of $766)           -       -         -          -         -           -         4,096      4,096    4,096
                                                                                -------
 Comprehensive
  income
  loss               -       -         -          -         -           -       $ 5,790       -         -
                ---------  -----   --------   --------   -------     -------    =======    -------  -------

BALANCE, MARCH
31, 2001        3,325,757     36     30,972     28,374    (1,878)       (515)       817     57,806

                                                                                                (Continued)

                                                       53

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2002, 2001, AND 2000
(In thousands, except share data)

------------------------------------------------------------------------------------------------------------

                                                        Unearned    Unearned
                                                         Shares      Shares              Accumulated
                                                        Issued to   Issued to               Other
                                                        Employee   Management    Compre-   Compre-
                  Common Stock    Additional              Stock    Recognition   hensive   hensive
                  --------------   Paid-in    Retained  Ownership  and Develop-  Income    Income
                  Shares  Amount   Capital    Earnings    Trust     ment Plan     (Loss)   (Loss)    Total
BALANCE, MARCH
31, 2001        3,325,757  $  36   $ 30,972   $ 28,374  $ (1,878)   $   (515)      -      $    817 $ 57,806
 Net income          -       -         -         4,915      -           -       $ 4,915       -       4,915
 Cash dividends
  paid               -       -         -        (1,247)     -           -          -          -      (1,315)
 Stock repurchased
  and retired    (574,587)    (6)    (9,672)      -         -           -          -          -      (9,678)
 Earned ESOP
  shares           53,656    -          339       -          537        -          -          -         944
 New MRDP shares
  granted          29,380    -         -          -         -            318       -          -         318
 Earned MRDP
  shares             -       -        1,056       -         -         (1,056)      -          -
 Exercise of
  stock options    20,342      1        270       -         -           -          -          -         271
 Net unrealized
  loss on
  securities
  available for
  sale of $236
  (net of tax
  benefit of
  $148)less
  reclassifi-
  cation adjust-
  ment for net
  gains included
  in net income
  of $202 (net
  of tax expense
  of $126)           -       -         -          -         -           -          (438)      (438)    (438)

 Comprehensive
  income             -       -         -          -         -                   $ 4,477        -        -
                ---------  -----   --------   --------   -------     -------    =======    -------  -------
BALANCE, MARCH
31, 2002        2,854,548     31     22,965     32,042    (1,341)     (1,253)                  379   52,823
                =========  =====   ========   ========   =======     =======               =======  =======

See notes to consolidated financial statements.                                                (Concluded)


                                                       54

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002, 2001, AND 2000
(In thousands)
------------------------------------------------------------------------------

                                               2002       2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $   4,915   $   1,694   $   2,609
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
   Depreciation                                   852         895         686
   Compensation expense related to ESOP           876         607         612
   Compensation expense related to MRDP           318         267         373
   Amortization of deferred loan fees            (215)        (71)       (107)
   Provision for loan losses                      481         794         178
   Deferred income taxes                          (97)       (267)       (264)
   Amortization and accretion of premiums and
    discounts on investments and loans
    purchased                                     355         361         191
   FHLB dividends                                (397)       (286)       (239)
   Gain on sale of real estate owned             -           -            (22)
   (Gain) loss on sale of premises and
     equipment                                     (1)          5        (158)
   Change in assets and liabilities:
    Accrued interest receivable                    64          80        (440)
    Other assets                                 (885)    (12,678)         (6)
    Accrued expenses and other liabilities     (1,632)      1,351         (66)
                                            ---------   ---------   ---------
       Net cash provided by (used in)
        operating activities                    4,634      (7,248)      3,347
                                            ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                           (122,107)   (103,783)   (101,399)
 Loan principal repayments                    149,298      92,291      80,661
 Loans purchased                              (55,992)    (19,774)    (14,533)
 Loans sold                                    13,086        -           -
 Proceeds from maturity of securities
  available for sale                             -           -          5,027
 Principal repayments of securities
  available for sale                           19,672      10,808      13,362
 Purchase of securities available for sale    (44,368)    (17,000)    (37,989)
 Proceeds from sale of securities
  available for sale                           28,746      37,841        -
 Purchases of stock in FHLB                    (1,267)       (468)       (437)
 Purchase of premises and equipment              (293)     (1,137)     (2,990)
 Proceeds from sale of premises and equipment     111           3         385
 Proceeds from sale of real estate owned           52        -            324
                                            ---------   ---------   ---------

       Net cash used in investing activities  (13,062)     (1,219)    (57,589)
                                            ---------   ---------   ---------

                                                                  (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002, 2001, AND 2000
(In thousands)
------------------------------------------------------------------------------

                                               2002       2001       2000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deposits, net of withdrawals   $   2,301   $  16,042   $  38,146
 Change in advances from borrowers for
  taxes and insurance                              15        (668)         (7)
 Change in borrowings from FHLB                13,975      (3,625)     26,500
 Payment of cash dividends                     (1,247)     (1,079)     (1,056)
 Stock options exercised                          270          63        -
 Stock repurchased and retired                 (9,672)       (946)     (6,356)
                                            ---------   ---------   ---------
       Net cash provided by financing
        activities                              5,642       9,787      57,227
                                            ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   (2,786)      1,320       2,985

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR   10,581       9,261       6,276
                                            ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR      $   7,795   $  10,581   $   9,261
                                            =========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
   Interest on deposits and other borrowings $ 12,564    $ 14,691   $  11,229
   Income taxes                                 2,745         435       1,385
  Noncash investing activities:
   Transfer of loans to foreclosed real estate   -             41         264
   Unrealized gain (loss) on securities
    available for sale, net of tax               (438)      4,096      (3,161)

See notes to consolidated financial statements.                   (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2002, 2001, AND 2000
------------------------------------------------------------------------------

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

Securities - The Company accounts for securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of iscounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities or held to maturity securities at March 31, 2002 and 2001. Securities not classified as trading, or as held to maturity, are classified as available for sale. Unrealized holding gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. Unrealized losses on securities resulting from an other than temporary decline in fair value are recognized in earnings when incurred. Realized and unrealized gains and losses are determined using the specific identification method.

Federal Home Loan Bank Stock - The Company's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or

FHLB advances. The Company's minimum investment requirement was approximately $4,355,000, and $3,656,000 at March 31, 2002 and 2001 respectively. The
Company may request redemption at par value of any stock in excess of the amount the Company is required to hold. Stock redemptions are granted at the discretion of the FHLB.

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

Loans Held for Sale - To mitigate interest rate sensitivity, from time to time certain fixed rate loans are identified as held for sale in the secondary market. Accordingly, such loans are classified as held for sale in the consolidated balance sheets and are carried at the lower of aggregate cost or net realizable value. At March 31, 2002 and 2001, there were no loans held for sale.

Allowance for Loan Losses - Allowances for losses on specific problem loans and real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgment of management, is impaired. In addition to specific reserves, the Company also maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the actors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is an estimate based upon factors and trends identified by management at the time financial statements are prepared.

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

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets as follows:

      Software                          3 years
      Furniture and Equipment           5 to 7 years
      Buildings and Improvements        15 to 39 years

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

Recently Issued/Adopted Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations initiated after June 30, 2001. Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 1, 2001. The Company plans to adopt the provisions of this statement on April 1, 2002, and is currently evaluating the effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements. The Company plans to adopt the provisions of these statements on April 1, 2002.

2.   SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale at March 31, 2002 and 2001 are summarized as follows (in thousands):

                                            Gross        Gross
                             Amortized   Unrealized   Unrealized     Fair
                               Cost         Gains        Losses      Value

March 31, 2002
 Available for sale:
  U.S. government and
   government agency
   obligations               $ 11,042     $   353       $  (423)   $ 10,972
  Trust preferred
   securities                   6,881          87          (131)      6,837
  Other Securities                510         -             -           510
  Mortgage-backed and
   related securities          58,499       1,052          (248)     59,303
  Collateralized mortgage
   obligations                 14,872           4           (79)     14,797
                             --------     -------       -------    --------
     Total available for
      sale                   $ 91,804     $ 1,066       $  (451)   $ 92,419
                             ========     =======       =======    ========

                                            Gross        Gross
                             Amortized   Unrealized   Unrealized     Fair
                               Cost         Gains        Losses      Value

March 31, 2001
 Available for sale:
  U.S. government and
   government agency
   obligations               $ 20,032     $   137       $  (115)   $ 20,054
  Trust preferred
   securities                   6,883          40           (63)      6,860
  Mortgage-backed and
   related securities          59,237       1,350           (31)     60,556
  Collateralized mortgage
   obligations                  9,445           9           -         9,454
                             --------     -------       -------    --------
     Total available for
      sale                   $ 95,597     $ 1,536       $  (209)   $ 96,924
                             ========     =======       =======    ========

The carrying value and fair value of available for sale debt securities at March 31, 2002 with contractual maturity dates are as follows (in thousands):

                                                 Amortized Cost  Fair Value

Due in five years or less                          $  4,029       $  4,013
Due after five years through ten years                6,322          6,300
Due after ten years                                  81,453         82,106
                                                   --------       --------
    Total                                          $ 91,804       $ 92,419
                                                   ========       ========

Expected maturities of mortgage-backed and related securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Investments and mortgage-backed and related securities totaling $41,357,000 and $46,564,000 were pledged against public funds and other deposits at March 31, 2002 and 2001, respectively.

3.   LOANS RECEIVABLE

Loans receivable are summarized as follows (in thousands):

                                                           March 31,
                                                    ---------------------
                                                       2002        2001
Mortgage loans:
 One-to-four family                                 $ 122,950   $ 137,354
 Multi-family                                          10,799       2,459
 Commercial                                            36,397      18,235
 Agricultural                                           3,505       3,548
 Construction                                           1,255       1,399
 Land                                                      34         124
                                                    ---------   ---------
     Total mortgage loans                             174,940     163,119
                                                    ---------   ---------
Consumer loans:
 Unsecured                                          $   6,066   $   4,909
 Home equity and second mortgage                       14,039      15,890
 Auto loans                                            28,147      26,501
 Credit card                                            1,174       1,093
 Loans secured by savings deposits                        502         528
 Other secured                                          4,443       3,992
                                                    ---------   ---------
     Total consumer loans                              54,371      52,913
                                                    ---------   ---------
Commercial loans:
 Business                                              24,152      22,396
 Agricultural                                          16,185      16,054
                                                    ---------   ---------
     Total commercial loans                            40,337      38,450
                                                    ---------   ---------
     Total loans                                      269,648     254,482

Less:
 Net deferred loan fees                                 1,505       1,487
 Allowance for loan losses                              2,280       2,098
                                                    ---------   ---------
Total loans receivable, net                         $ 265,863   $ 250,897
                                                    =========   =========

The weighted average interest rate on loans at March 31, 2002 and 2001 was 7.77% and 8.26%, respectively.

Allowance for loan loss activity is summarized as follows for the years ended March 31, 2002, 2001, and 2000 (in thousands):

                                             2002      2001       2000

  Balance, beginning of year              $  2,098   $  1,396   $  1,228
  Provision for loan losses                    481        794        178
  Charge-offs                                 (341)      (111)       (42)
  Recoveries                                    42         19         32
                                          --------   --------   --------
                                          $  2,280   $  2,098   $  1,396
                                          ========   ========   ========

At March 31, 2002 and 2001, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $336,000 and $55,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $381,000, $111,000 and $237,000 during the years ended March 31, 2002, 2001, and 2000, respectively.

4.   TRANSACTIONS WITH AFFILIATES

Loans - Certain directors and executive officers of the Company are customers of, and have had transactions with, the Bank in the ordinary course of business. An analysis of activity with respect to loans receivable from directors and executive officers of the Company for the years ended March 31, 2002, 2001, and 2000 is summarized as follows (in thousands):

                                          2002        2001       2000

  Beginning balance                    $  1,245    $  1,216    $  1,362
    Additions                               734         238         132
    Reductions                             (380)       (209)       (278)
                                       --------    --------    --------
  Ending balance                       $  1,599    $  1,245    $  1,216
                                       ========    ========    ========

At March 31, 2002, all loans to directors and executive officers of the Company were current.

5.   ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows (in thousands):

                                                         March 31,
                                                   -------------------
                                                      2002      2001

  Loans receivable                                 $  1,698   $  1,615
  Mortgage-backed and related securities                394        410
  U.S. government and government agencies               216        347
                                                   --------   --------
                                                   $  2,308   $  2,372
                                                   ========   ========

6.   PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

                                                         March 31,
                                                   -------------------
                                                      2002      2001

  Land                                             $  1,226   $  1,226
  Buildings and improvements                          8,751      8,733
  Furniture, fixtures and equipment                   4,137      3,999
  Construction in process                                 3         36
                                                   --------   --------

                                                     14,117     13,994
  Less accumulated depreciation                       4,651      3,858
                                                   --------   --------

                                                   $  9,466   $ 10,136
                                                   ========   ========

7.   DEPOSITS

Savings deposits at March 31 are summarized as follows (dollars in thousands):

                                        2002                 2001
                                -------------------   -------------------
                                Weighted              Weighted
                                 Average               Average
                                Interest              Interest
                                   Rate     Balance      Rate     Balance

  Non-interest bearing               - %    $ 21,878       - %    $ 19,678
  NOW checking                     0.50       35,803     1.25       35,972
  Passbook savings accounts        1.41       18,371     2.33       16,251
  Money market deposit             1.75       60,685     3.70       53,983
  Time certificates                3.96      119,341     6.12      127,893
                                   ----     --------     ----     --------
                                   2.43 %   $256,078     4.20 %   $253,777
                                   ====     ========     ====     ========

At March 31, 2002, time certificate maturities are as follows (dollars in thousands):

  Within one year                            $  89,446
  One year to two years                         11,013
  Two years to three years                       8,518
  Three years to four years                      2,861
  Four years to five years                       6,512
  Thereafter                                       991
                                             ---------
                                             $ 119,341
                                             =========

The aggregate amount of time certificates with a minimum denomination of $100,000 was $32.9 million and $32.0 million at March 31, 2002 and 2001, respectively. Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

Interest expense on deposits is summarized as follows for the years ended March 31, 2002, 2001, and 2000 (dollars in thousands):

                                             2002     2001     2000

  NOW checking                             $   314   $   462   $   480
  Passbook savings accounts                    311       398       472
  Money market deposit                       1,504     2,213     1,922
  Time certificates                          6,077     7,502     5,652
                                           -------   -------   -------
                                           $ 8,206   $10,575   $ 8,526
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

At March 31, 2002, FHLB advances were scheduled to mature as follows (dollars in thousands):

                            Adjustable Rate    Fixed Rate         Total
                                Advances        Advances         Advances
                            --------------   --------------   --------------
                            Rate*   Amount   Rate*   Amount   Rate*   Amount

Due in less than one year   1.95%  $13,600   3.53%  $34,000   3.08%  $47,600
One to two years             N/A      -      6.37    17,500   6.37    17,500
Three to four years          N/A      -      7.01     7,000   7.01     7,000
Greater than four years      N/A      -      7.08    15,000   7.08    15,000
                            ----   -------   ----   -------   ----   -------
                            1.95%  $13,600   5.26%  $73,500   4.75%  $87,100
                            ====   =======   ====   =======   ====   =======

* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended March 31, 2002, 2001, and 2000 (dollars in thousands):

                                               2002       2001       2000

Maximum outstanding at any month end         $109,600   $ 87,300   $ 76,750
Daily average outstanding                      84,989     75,871     60,418
Weighted average interest rates:
  Annual                                         5.33%      6.34%      5.37%
  End of year                                    4.75%      6.10%      5.91%
Interest expense during the year             $  4,533   $  4,817   $  3,246

During the year ended March 31, 2000, the Bank opened a $15.0 million overnight line of credit with Key Bank and a $50.0 million reverse repurchase agreement with Merrill Lynch. At March 31, 2002, there were no outstanding balances in either account.

9.   INCOME TAXES

A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                             2002      2001     2000
                                             ----      ----     ----

Federal income taxes at statutory rate       34.0%     34.0%    34.0%
State income taxes at statutory rate, net
  of related federal tax effect               3.5       4.4      4.4
Officers life insurance                      (3.4)       -        -
Tax exempt interest                          (1.4)     (6.8)    (3.8)
Tax credit for qualified loans               (1.1)     (5.3)      -
Other, net                                   (3.5)      1.6      1.5
                                             ----      ----     ----
                                             28.1%     27.9%    36.1%
                                             ====      ====     ====

Provision (benefit) for income taxes for the years ended March 31, 2002, 2001, and 2000 is summarized as follows (in thousands):

                                             2002      2001     2000
  Current:
    Federal                                $ 1,473    $  711   $ 1,436
    State                                      352       206       300
                                           -------    ------   -------
       Total current                         1,825       917     1,736
                                           -------    ------   -------
  Deferred:
    Federal                                     83      (221)     (219)
    State                                       14       (46)      (45)
                                           -------    ------   -------
       Total deferred                           97      (267)     (264)
                                           -------    ------   -------
       Total provision for income taxes    $ 1,922    $  650   $ 1,472
                                           =======    ======   =======

The components of net deferred tax assets and liabilities at March 31, 2002 and 2001 are summarized as follows (in thousands):

    Deferred loan fees                               $   323   $   384
    Allowance for loan losses                            792       807
    Vacation accrual                                     137       122
    Other                                                122       142
                                                     -------   -------
       Total deferred tax assets                       1,374     1,455
                                                     -------   -------
    Deferred tax liabilities:
     Unrealized gains on securities available for sale  (250)     (538)
     FHLB stock dividends                             (1,322)   (1,161)
     Accumulated depreciation                            (76)     (120)
     Tax bad debt reserve in excess of base-year reserve  -       (103)
     Other                                                (2)      -
                                                     -------   -------
       Total deferred tax liabilities                 (1,650)   (1,922)
                                                     -------   -------
       Net deferred tax liability                    $  (276)  $  (467)
                                                     =======   =======

For the fiscal year ended June 30, 1996 and years prior, the Company determined bad debt expense deducted from taxable income based on 8% of taxable income before such deduction or based on the experience method as provided by the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the experience method to record bad debt expense, and must also recapture the excess reserve accumulated from use of the 8% method ratably over a six-taxable-year period for all years subsequent to 1987. The income tax provision from 1987 to 1996 included an amount for the tax effect of such reserves. At March 31, 2002, all remaining bad debt has been recaptured.

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

The Company participates in stock repurchase programs in which it actively repurchases shares of its common stock. The repurchase programs result in a reduction of shares outstanding and reduce equity. A portion of the shares repurchased were used to fund the MRDP and the ESOP. These plans were approved by shareholders in August 1998 and were implemented in October 1998.

Repurchases of the Company's stock which were approved by the Board of Directors and completed by management are summarized as follows:

                                                  Number of     Average
  Month Completed                                  Shares        Price

  August 1998                                      422,539     $  15.51
  February 1999                                    213,666        13.14
  July 1999                                        210,299        13.03
  October 1999                                       6,144        11.31
  November 1999                                    199,785        12.03
  October 2000                                       3,508        11.69
  December 2000                                    179,000        10.71
  September 2001                                   332,900        15.77
  October 2001                                       3,233        15.74
  November 2001                                    151,754        17.52
  December 2001                                     98,500        18.24

Since converting to a stock company, 1,821,328 shares, or 38.8% of shares initially outstanding, have been repurchased.

11.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

As part of the conversion discussed in Note 10, an ESOP was established for all employees. The ESOP borrowed $3,756,000 from the Company and used the funds to purchase 375,590 shares of the common stock of the Company issued in the conversion. The loan will be repaid by the ESOP Trust over a seven-year period. The loan had an outstanding balance of $1,600,000 and $2,151,000 at March 31, 2002 and 2001, respectively, at an interest rate of 8.5%. The shares included in the ESOP are held in a suspense account and released to participants quarterly over a seven-year period. Compensation expense is recognized to the extent of the fair value of shares committed to be released. The Company recorded compensation expense related to the ESOP of $876,000, $607,000, and $612,000 during the years ended March 31, 2002, 2001, and 2000, respectively.

ESOP share activity is summarized as follows:

                                                              Committed to
                                                Unreleased    be Released
                                                ESOP Shares      Shares

  Balance, March 31, 1999                         295,106        80,484
  2000 release                                    (53,656)       53,656
                                                 --------      --------
  Balance, March 31, 2000                         241,450       134,140
  2001 release                                    (53,656)       53,656
                                                 --------      --------

  Balance, March 31, 2001                         187,794       187,796
  2002 release                                    (53,656)       53,656
                                                 --------      --------

  Balance, March 31, 2002                         134,138       241,452
                                                 ========      ========

12.  MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN ("MRDP")

In May 1998, the Board of Directors approved an MRDP for the benefit of officers and non-employee directors which authorizes the grant of 187,795 common stock shares. Shareholders approved the plan in July 1998. Those eligible to receive benefits under the MRDP are determined by members of a committee appointed by the Board of Directors of the Company. MRDP awards vest ratably over a two- to five-year period beginning on the first anniversary of the effective date of the MRDP, or upon the participant's death or disability. The Company recognizes compensation expense based on the fair value of the common stock on the grant date in accordance with the vesting schedule during the years in which the shares are payable. Compensation expense for the years ended March 31, 2002, 2001, and 2000 was $318,000, $267,000, and $373,000
respectively.  MRDP grants are as follows:

                                                  Number of    Grant
              Year Awarded                         Shares      Price

              1999                                 147,322    $ 11.15
              2000                                   6,350      11.18
              2001                                   7,130      11.72
              2002                                   5,500      15.55
              2002                                  58,362      16.63

In fiscal 2000, 36,871 shares were forfeited at a share price of $11.15. At March 31, 2002, outstanding MRDP shares totaled 98,585.

13.  EARNINGS PER SHARE ("EPS")

EPS is computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP Plan and stock options granted under the stock option plan. Shares held by the Company's ESOP that are committed for release are included in the basic and diluted EPS calculations. The following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations for the years ended March 31, 2002, 2001, and 2000. There are no resulting adjustments to net earnings:

                                          2002         2001          2000
  Weighted average common shares out-
    standing - basic                    3,104,121    3,331,002    3,546,873
  Effect of dilutive securities on
    number of shares:
      MRDP shares                          23,621       25,723      127,596
      Stock options                       101,339       10,485       49,131
                                        ---------    ---------    ---------
  Total dilutive securities               124,960       36,208      176,727
  Weighted average common shares out-
    standing - assuming dilution        3,229,081    3,367,210    3,723,600

14.  STOCK OPTION PLAN

In May 1998, the Board of Directors approved a stock option plan for officers, directors, and employees, which authorizes the granting of stock options. Shareholders approved the plan in July 1998. The maximum number of shares which may be issued under this plan is 469,488 with a maximum term of ten years for each option from the date of grant. All awards vest in equal installments over a three- to five-year period, with the exception of 102,368 shares granted in fiscal 2002 which vested immediately upon grant. Unvested options become immediately exercisable in the event of death or disability.

Stock option activity is summarized as follows:

                                                       Weighted
                                            Weighted    Average
                                            Average    Remaining
                                Number of   Exercise  Contractual  Exercisable
                                 Shares       Price      Life        Options

  Outstanding, March 31, 1999   356,500      $ 11.15   9.5 years

    Granted                       5,047        11.18
    Canceled                    (73,805)       11.15
                               --------      -------

  Outstanding, March 31, 2000   287,742        11.15   8.5 years     80,119

    Granted                      66,251         9.70
    Canceled                    (26,287)       11.15
    Exercised                    (5,592)       11.15
                               --------      -------

  Outstanding, March 31, 2001   322,114        10.85   7.9 years    120,823

    Granted                     120,626        16.46
    Canceled                       (309)       11.15
    Exercised                   (20,342)       11.18
                               --------      -------

  Outstanding, March 31, 2002   422,089      $ 12.44   7.7 years    280,277
                               ========      =======

As of March 31, 2002, outstanding stock options consists of the following:

                                   Weighted   Weighted               Weighted
                                   Average    Average                Average
                       Options     Exercise  Remaining  Exercisable  Exercise
Exercise Price Range  Outstanding   Price       Life      Options      Price

  $  9.13 - $  11.72   301,463     $ 10.83   6.91 years   177,909    $ 11.04
  $ 15.55 - $  16.63   120,626       16.46   9.55 years   102,368      16.63
                       -------     -------   ----------   -------    -------
Total                  422,089     $ 12.44   7.66 years   280,277    $ 13.08

Additional Stock Plan Information   As discussed in Note 1, the Company
continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 2000. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             2002      2001      2000
                                             ----      ----      ----
      Risk-free interest rate                4.49%     4.64%     5.95%
      Expected dividend                      2.42%     2.66%     2.61%
      Expected lives, in years               7.9       5.0       5.0
      Expected volatility                    14%       21%       19%

The estimated weighted average grant-date fair value of options granted was $3.15, $1.91, and $2.39 per share for the years ended March 31, 2002, 2001, and 2000, respectively. Had compensation cost for these awards been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended March 31, 2002, 2001, and 2000 (dollars in thousands):

                                             2002       2001       2000
  Net income:
    As reported                            $ 4,915    $ 1,694    $ 2,609
    Pro forma                                4,644      1,612      2,534

  Earnings per common share - basic:
    As reported                            $  1.58    $  0.51    $  0.74
    Pro forma                                 1.50       0.48       0.71

  Earnings per common share - diluted:
    As reported                            $  1.52    $  0.50    $  0.70
    Pro forma                                 1.44       0.48       0.68

15.  REGULATORY MATTERS AND CAPITAL REQUIREMENTS

Regulatory Capital   The Bank is subject to various regulatory capital
requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets, of Core capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2002.

As of March 31, 2002, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based and Tier I risk-based ratios as set forth in the table below. There are no conditions or events, since the notification, that management believes have changed the Bank's category.

The Bank's actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

                                                              Categorized as
                                                            "Well Capitalized"
                                                 For              Under
                                          Capital Adequacy  Prompt Corrective
                              Actual          Purposes       Action Provision
                         --------------    --------------    ----------------
As of March 31, 2002     Amount   Ratio    Amount   Ratio     Amount   Ratio

Total Capital
 (To risk weighted
   assets)              $42,583   16.3%   $20,939    8.0%    $26,174   10.0%

Tier I Capital
 (To risk weighted
   assets)              $40,303   15.4%      N/A     N/A     $15,704    6.0%

Core Capital
 (To total assets)      $40,303   10.2%   $15,823    4.0%    $19,778    5.0%

Tangible Capital
 (To tangible assets)   $40,303   10.2%   $ 5,934    1.5%       N/A     N/A

As of March 31, 2001

Total Capital
 (To risk weighted
   assets)              $50,646   22.3%   $18,203    8.0%    $22,754   10.0%

Tier I Capital
 (To risk weighted
   assets)              $48,548   21.3%      N/A     N/A     $13,652    6.0%

Core Capital
 (To total assets)      $48,548   12.5%   $15,490    4.0%    $19,362    5.0%

Tangible Capital
 (To tangible assets)   $48,548   12.5%   $ 5,809    1.5%       N/A     N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at March 31, 2002 (in thousands):

  Equity                                                  $  40,903
  Unrealized securities gains                                  (345)
  Equity of non-includable subsidiaries                        (175)
  Goodwill and other intangible assets                          (80)
                                                          ---------

  Tangible capital                                           40,303
  General valuation allowance                                 2,280
                                                          ---------

  Total capital                                           $  42,583
                                                          =========

At periodic intervals, the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 2002, 2001, and 2000 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

16.  EMPLOYEE BENEFIT PLAN

The Company sponsors a contributory defined contribution plan pursuant to
Section 401(k) of the IRC covering substantially all employees. Under the plan, the Company made contributions limited to 3.33% of participating employees' salaries for the years ended March 31, 2002, 2001 and 2000. Contributions and plan administration expenses totaled $110,000, $101,000, and $100,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

17.  COMMITMENTS AND CONTINGENCIES

The Company is a party to certain financial instruments with off-balance sheet risk to meet the financing needs of customers. Commitments to extend credit were $44,161,149 at March 31, 2002, which include fixed rate loan commitments of $2,939,141. The ranges of interest rates for these loan commitments are 4.30% to 9.00%.

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

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or cash flows.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of carrying value and estimated fair value of financial instruments is summarized as follows (in thousands):

                                  March 31, 2002            March 31, 2001
                              ---------------------     ---------------------
                              Carrying                  Carrying
                               Value     Fair Value       Value    Fair Value

Financial assets:
  Cash and cash equivalents   $  7,795    $  7,795      $ 10,581    $ 10,581
  Securities                    92,419      92,419        96,924      96,924
  Loans receivable, net of
   allowance for loan losses   265,863     278,536       250,897     263,341
  FHLB stock                     6,315       6,315         4,651       4,651

Financial liabilities:
  Demand and savings deposits  136,737     136,737       125,884     125,884
  Time certificates of deposit 119,341     120,489       127,893     129,069
  FHLB advances                 87,100      89,664        73,125      75,715

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

Following are disclosures related to the Plan (in thousands):

                                                  2002      2001      2000
  Change in benefit obligation:
    Benefit obligation, beginning of year       $  299     $  303    $  313
    Service cost                                     8          8         8
    Interest cost                                   23         23        23
    Benefits paid                                  (29)       (35)      (41)
                                                ------     ------    ------
    Benefit obligation, end of year             $  301     $  299    $  303
                                                ======     ======    ======
  Unrecognized prior service cost               $  237     $  259    $  281
                                                ======     ======    ======
  Weighted average assumption - discount rate        7%         7%        7%
                                                ======     ======    ======

  Components of net periodic benefit cost:
    Service cost                                $    8     $    8    $    8
    Interest cost                                   23         23        23
    Amortization of prior service cost              22         22        22
                                                ------     ------    ------
  Net periodic benefit cost                     $   53     $   53    $   53
                                                ======     ======    ======

20.  PARENT COMPANY FINANCIAL INFORMATION

The Parent company financial information at March 31, 2002 and 2001 is as follows (in thousands):

                                                  2002       2001
  Assets:
    Cash                                        $ 7,407    $ 4,960
    Investment in subsidiary                     40,972     49,632
    Other assets                                  4,520      3,349
                                                -------    -------
       Total                                    $52,899    $57,941
                                                =======    =======

  Liabilities and Shareholders' Equity:
    Liabilities:
      Other liabilities                         $    76    $   135
      Shareholders' equity                       52,823     57,806
                                                -------    -------
       Total                                    $52,899    $57,941
                                                =======    =======

The statements of income for the years ended March 31, 2002, 2001, and 2000 are as follows (in thousands):

                                              2002       2001       2000
  Other income:
    Equity in undistributed income
      of subsidiary                         $  5,686   $  2,177   $  3,015
    Interest on debt securities                  139        -          -
                                            --------   --------   --------
       Subtotal                                5,825      2,177      3,015

  Other expense:
    Interest and other                         1,404        784        651
    Income tax benefit                          (494)      (301)      (245)
                                            --------   --------   --------
       Net income                           $  4,915   $  1,694   $  2,609
                                            ========   ========   ========

The statements of cash flows for the years ended March 31, 2002, 2001, and 2000 are as follows (in thousands):

                                              2002       2001       2000

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                              $  4,915   $  1,694   $  2,609
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
        Equity in undistributed income
          of subsidiary                       (5,686)    (2,177)    (3,015)
        Compensation expense related to MRDP     318        267        373
        Compensation expense related to ESOP     876        607        612
    Change in assets and liabilities:
      Increase (decrease) in other assets     (1,171)      (295)       448
      (Increase) decrease in other
      liabilities                                (59)        46         89
                                             -------    -------    -------
            Net cash provided by (used in)
              operating activities              (807)      (142)     1,116
                                             -------    -------    -------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Dividend received from subsidiary         14,000      5,548      3,015
                                             -------    -------    -------
            Net cash provided by investing
              activities                      14,000      5,548      3,015
                                             -------    -------    -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of common stock                (9,672)      (946)    (6,356)
    Proceeds from exercise of stock options      270         63       -
    Investment in subsidiary                     (97)       409     (2,094)
    Payment of cash dividend                  (1,247)    (1,079)    (1,056)
                                             -------    -------    -------
            Net cash used in financing
              activities                     (10,746)    (1,553)    (9,506)
                                             -------    -------    -------

  Net increase (decrease) in cash              2,447      4,137     (5,375)

  Cash:
    Beginning of year                          4,960        823      6,198
                                             -------    -------    -------

    End of year                              $ 7,407    $ 4,960    $   823
                                             =======    =======    =======

21.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Year ended March 31, 2002 (in thousands, except share data):

                              June 30   September 30   December 31   March 31

  Total interest income       $ 7,248     $ 7,322        $ 6,860     $ 6,431
  Total interest expense        3,785       3,445          2,954       2,555
                              -------     -------        -------     -------
  Net interest income           3,463       3,877          3,906       3,876
  Provision for loan losses       318          24             (4)        144
                              -------     -------        -------     -------
  Net interest income after
    provision                   3,145       3,853          3,910       3,732

  Noninterest income            1,019         723            796         942
  Noninterest expense           2,732       2,718          2,973       2,861
                              -------     -------        -------     -------
  Income before income taxes    1,432       1,858          1,733       1,813
  Provision for income taxes      358         525            513         526
                              -------     -------        -------     -------
  Net income                  $ 1,074     $ 1,333        $ 1,220     $ 1,287
                              =======     =======        =======     =======

  Basic earnings per share    $  0.32     $  0.40        $  0.42     $  0.45

  Diluted earnings per share  $  0.31     $  0.39        $  0.40     $  0.43


  Year ended March 31, 2001(in thousands, except share data):

                              June 30   September 30   December 31   March 31

  Total interest income       $ 6,835     $ 7,245        $ 7,238     $ 6,961
  Total interest expense        3,633       4,032          3,978       3,749
                              -------     -------        -------     -------
  Net interest income           3,202       3,213          3,260       3,212
  Provision for loan losses       104         502            117          71
                              -------     -------        -------     -------
  Net interest income after
    provision                   3,098       2,711          3,143       3,141

  Noninterest income              441         182            958         574
  Noninterest expense           2,611       2,722          3,933       2,638
                              -------     -------        -------     -------
  Income before income taxes      928         171            168       1,077
  Provision for income taxes      315          55             52         228
                              -------     -------        -------     -------
  Net income                  $   613     $   116        $   116     $   849
                              =======     =======        =======     =======

  Basic earnings per share    $  0.19     $  0.03        $  0.03     $  0.26

  Diluted earnings per share  $  0.19     $  0.03        $  0.03     $  0.25

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

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act and to the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Company's Proxy Statement.

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

     Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of March 31, 2002.


                                                                            (c)
                                                                    Number of securities
                                      (a)             (b)           remaining available
                           Number of securities  Weighted-average   for future issuance
                            to be issued upon     exercise price        under equity
                               exercise of        of outstanding     compensation plans
                           outstanding options,  options, warrants  (excluding securities
Plan category              warrants and rights      and rights      reflected in column (a))
-------------------------  -------------------   -----------------  ------------------------

Equity compensation
plans approved by
security holders:
  Option plan.............        422,089             $12.44              21,465
  Restricted stock plan...         98,585              14.66                   2

Equity compensation
plans not approved by
security holders..........             --                 --                  --

                                                 79

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)   Exhibits

           3(a)   Articles of Incorporation of the Registrant (1)
           3(b)   Bylaws of the Registrant (1)
           3(c)   Amendment to Bylaws of the Registrant (2)
          10(a)   Amended Employment Agreement with Berniel Maughan(3)
          10(b)   Amended Employment Agreement with Zane F. Lockwood(3)
          10(c)   Employment Agreement with Jonathan P. McCreary
          10(d)   Amended Employee Severance Compensation Plan (4)
          10(e)   Pioneer Bank, a Federal Savings Bank 401 (k) Plan (1)
          10(f)   Pioneer Bank Director Emeritus Plan (1)
          10(g)   1998 Stock Option Plan (5)
          10(h)   August 21, 2001 Amendment to 1998 Stock Option Plan (6)
          10(i)   January 30, 2002 Amendment to 1998 Stock Option Plan
          10(j)   1998 Management Recognition and Development Plan (5)
          10(k)   August 21, 2001 Amendment to 1998 Management Recognition and
                    Development Plan (6)
          21      Subsidiaries of the Registrant
          23      Independent Auditors' Consent

-------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Amended Form 10-Q for the quarter ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended December 31, 2000.
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
(6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2001.

     (b)  Reports on Form 8-K

          One Current Report on Form 8-K was filed during the quarter ended March 31, 2002. The Form 8-K was filed on March 13, 2002, which announced the Company's settlement of litigation with Joseph Stilwell.

                            SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OREGON TRAIL FINANCIAL CORP.

Date:  June 28, 2002            By:/s/ Berniel L. Maughan
                                   -----------------------------------------
                                   Berniel L. Maughan
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                     TITLE                                DATE
----------                ------------------------------------  -------------


/s/ Berniel L. Maughan    President and Chief Executive         June 28, 2002
------------------------- Officer (Principal Executive Officer)
Berniel L. Maughan


/s/ Jon McCreary          Chief Financial Officer               June 28, 2002
------------------------- (Principal Financial Officer)
Jon McCreary


/s/ Stephen R. Whittemore Chairman of the Board                 June 28, 2002
-------------------------
Stephen R. Whittemore


/s/ John Gentry           Director                              June 28, 2002
-------------------------
John Gentry


/s/Albert H. Durgan       Director                              June 28, 2002
-------------------------
Albert H. Durgan


/s/ Edward H. Elms        Director                              June 28, 2002
-------------------------
Edward H. Elms


                          Director                                     , 2002
-------------------------                                       -------
Charles Rouse


                          Director                                     , 2002
-------------------------                                       -------
Kevin D. Padrick

                           Exhibit 10(c)

          Employment Agreement with Jonathan P. McCreary

                      EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 18th day of September 2001 by and between Oregon Trail Financial Corp. (the "Company") and Jonathan P. McCreary (the "Employee").

     WHEREAS, the Employee serves as the Senior Vice President and Chief Financial Officer of the Company's wholly-owned subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank");

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

          (d)  The term "Effective Date" means August 1, 2001.

          (e) The term "Involuntary Termination" means the termination of the employment of Employee (i) by either the Company or the Bank or both without his express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Baker City, Oregon, or within 35 miles thereof, except for reasonable travel on Company or Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Bank- or Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the Board of Directors (or a board of directors of a successor of the Company) to elect him as Senior Vice President and Chief Financial Officer of the Bank (or a successor of the Bank) or any action by the Board of Directors (or a board of directors of the Bank or a successor of the Bank) removing him from such office. The term "Involuntary Termination" does not include Termination for Cause or termination of employment due to death or permanent disability pursuant to
Section 7(g) of this Agreement, or suspension or temporary or permanent prohibition from participation in the conduct of the affairs of a depository institution under Section 8 of the Federal Deposit Insurance Act ("FDIA").

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

     2. Term. The term of this Agreement shall be a period of twenty (20) months commencing on the Effective Date, subject to earlier termination as provided herein. On August 1, 2002, and each anniversary of that date, the term shall be extended for a period of one year in addition to the then-remaining term, provided that the Company has not given notice to the Employee in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further, and provided further that the Employee has not received an unsatisfactory performance review by either the Board of Directors or the board of directors of the Bank. Reference herein to the term of this Agreement shall refer to both the initial term and any extended terms.

     3. Employment. The Employee will be employed as the Senior Vice President and Chief Financial Officer of the Bank. As such, the Employee shall render administrative and management services as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors or the board of directors of the Bank may prescribe from time to time. The Employee shall also render services to the Company, or to any subsidiary or subsidiaries of the Company or the Bank as requested by the Company or the Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company and the Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on corporate or charitable boards or committees, and (ii) manage personal investments, so long as such activities do not interfere materially with the performance of his responsibilities hereunder.

     4.  Cash Compensation.

         (a) Salary. The Company agrees to pay the Employee during the term of this Agreement a base salary (the "Company Salary") the annualized amount of which shall be not less than $112,000; provided that any amounts of salary actually paid to the Employee by any Consolidated Subsidiaries shall reduce the amount to be paid by the Company to the Employee. The Company Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Company Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the board of directors of any of the Consolidated Subsidiaries after the Effective Date. The amount of the Company Salary shall be reviewed by the Board of Directors of the board of directors of the Bank at least annually during the term of this Agreement.

         (b) Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Company and the Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors for executive officers of the Company and by the board of directors of the Bank for executive officers of the Bank. In addition, Employee is eligible to earn an annual performance bonus ranging from 15% to 30% of his Company Salary, to be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the annual bonus is awarded. The bonus performance criteria applicable solely to Employee and the calculations will be contained in a separate document that will be mutually agreed to by the Employee and the Company, and will be referred to as "Executive Bonus Calculation."

         (c) Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Company and the Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

     5.  Benefits.

         (a) Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Company and the Bank generally, in all plans of the Company and the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, and other retirement or employee benefits or combinations thereof.

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

         (d) Termination for Cause. In the event of Termination for Cause, the Company shall have no further obligation to the Employee under this Agreement after the Date of Termination.

         (e)  Voluntary Termination.   The Employee may terminate his
employment voluntarily at any time by a notice pursuant to Section 8 of this Agreement. In the event that the Employee voluntarily terminates his employment other than by reason of any of the actions that constitute Involuntary Termination under Section 1(e)(ii) of this Agreement ("Voluntary

Termination"), the Company shall be obligated to the Employee for the amount of his Company Salary and benefits only through the Date of Termination, at the time such payments are due, and the Company shall have no further obligation to the Employee under this Agreement.

         (f) Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, (i) the Company Salary which was not previously paid to the Employee through the last day of the calendar month in which Employee's death occurred and, if applicable, the Change in Control payment set forth in the first paragraph of Section 7(c), provided Employee died within 24 months following such change in control; and (ii) the amounts of any benefits or awards which, pursuant to the terms of any applicable plan or plans, were earned with respect to the fiscal year in which the Employee died and which the Employee would have been entitled to receive if he had continued to be employed, and the amount of any bonus or incentive compensation for such fiscal year which the Employee would have been entitled to receive if he had continued to be employed, pro-rated in accordance with the portion of the fiscal year prior to his death, provided that such amounts shall be payable when and as ordinarily payable under the applicable plans.

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

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                               OREGON TRAIL FINANCIAL CORP.

/s/Zane F. Lockwood                   /s/Stephen R. Whittemore
----------------------------          -----------------------------
Secretary                             By:   Stephen R. Whittemore
                                      Its:    Chairman


                                      EMPLOYEE

                                      /s/Jonathan P. McCreary
                                      -----------------------------
                                      Jonathan P. McCreary

                           Exhibit 10(i)

       January 30, 2002 Amendment to 1998 Stock Option Plan

                   OREGON TRAIL FINANCIAL CORP.
              AMENDMENT TO THE 1998 STOCK OPTION PLAN

     Effective August 21, 2001, the following amendment was adopted:

     RESOLVED, effective retroactive to the Plan effective date, the definition of "Director" is amended to read as follows:

         DIRECTOR shall mean a member of the Board of Directors, or a member of the board of directors of any subsidiary of the Corporation, who is not also an employee of the Corporation or its subsidiaries.

                             * * * * *

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

                               Exhibit 23

                    Consent of Deloitte & Touche LLP

                  [Letterhead of Deloitte & Touche LLP]



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements Nos. 333-67541 and 333-37427 of Oregon Trail Financial Corp. on Form S-8, of our report dated May 31, 2002, appearing in the Annual Report on Form 10-K of Oregon Trail Financial Corp. for the year ended March 31, 2002.

/s/ Deloitte & Touche LLP

DELOITTE  & TOUCHE LLP

Portland, Oregon
June 28, 2002