Form 10-Q
period 2002-06-30
OREGON TRAIL FINANCIAL CORP
filed 2002-08-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2002

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

     As of July 31, 2002, there were issued and outstanding 3,089,250 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

                OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

                          TABLE OF CONTENTS


Part I.   Financial Information

Item I.   Financial Statements (Unaudited)                              Page

          Consolidated Balance Sheets                                      2
          as of June 30, 2002 and March 31, 2002

          Consolidated Statements of Income (For the Three                 3
          Months Ended June 30, 2002 and 2001)

          Consolidated Statements of Shareholders' Equity
          (For the Three Months Ended June 30, 2002 and for
          the Year Ended March 31, 2002)                                   4

          Consolidated Statements of Cash Flows (For the
          Three Months Ended June 30, 2002 and 2001)                     5-6

          Notes to Consolidated Financial Statements                     7-10

Item II.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     11-15

Item III. Quantitative and Qualitative Disclosures about Market Risk       15

Part II.  Other Information

Item 1.   Legal Proceedings                                                16

Item 2.   Changes in Securities and Use of Proceeds                        16

Item 3.   Defaults Upon Senior Securities                                  16

Item 4.   Submission of Matters to a Vote of Security Holders              16

Item 5.   Other Information                                                16

Item 6.   Exhibits and Reports on Form 8-K                                 16

Signature Page                                                             17

CEO/CFO Certification                                                      18

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 and MARCH 31, 2002
(UNAUDITED)
(In thousands, except share data)

                                                  June 30       March 31
ASSETS                                              2002          2002
                                                 --------      ---------

Cash and cash equivalents (including interest
 earning accounts of $7,091 and $6,070)          $  8,801      $  7,795
Securities:
  Available for sale, at fair value
   (amortized cost:  of $97,458 and $91,959)      100,121        92,419
Loans receivable, net of allowance for loan
 losses of $2,322 and $2,280                      257,973       265,863
Accrued interest receivable                         2,225         2,308
Premises and equipment, net                         9,269         9,466
Stock in Federal Home Loan Bank of Seattle
("FHLB"), at cost                                   6,410         6,315
Real estate owned and other repossessed assets         61            58
Other assets                                       13,931        14,142
                                                 --------      --------

TOTAL ASSETS                                     $398,791      $398,366
                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Interest-bearing                             $118,930      $114,859
    Noninterest-bearing                            24,885        21,878
    Time certificates                             115,832       119,341
                                                 --------      --------


     Total deposits                               259,647       256,078

Accrued expenses and other liabilities              2,004         2,311
Advances from FHLB                                 80,100        87,100
Net deferred tax liability                          1,459            17
Advances from borrowers for taxes and insurance        47            37
                                                 --------      --------

     Total liabilities                            343,257       345,543

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; 1,000,000
   shares authorized; no shares issued or
   outstanding                                          -             -
  Common stock, $.01 par value; 8,000,000
   shares authorized; June 30, 2002,
   4,694,875 issued, 2,869,937 outstanding;
   March 31, 2002, 4,694,875 issued, 2,854,548
   outstanding;                                        31            31
  Additional paid-in capital                       23,113        22,965
  Retained earnings (substantially restricted)     33,086        32,042
  Unearned shares issued to the Employee Stock
   Ownership Plan ("ESOP")                         (1,207)       (1,341)
  Unearned shares issued to the Management
   Recognition and Development Plan ("MRDP")       (1,170)       (1,253)
  Accumulated other comprehensive income            1,681           379
                                                 --------      --------

     Total shareholders' equity                    55,534        52,823

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $398,791      $398,366
                                                 ========      ========



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(In thousands, except per share data)

                                           3 MONTHS ENDED     3 MONTHS ENDED
                                              6/30/2002          6/30/2001

INTEREST INCOME:
  Interest and fees on loans receivable        $5,010             $5,633
  Securities:
    Mortgage-backed and related securities      1,154              1,114
    U.S. government and government agencies
     and other                                    257                410
  FHLB dividends                                   94                 91
                                               ------             ------
Total interest income                           6,515              7,248

INTEREST EXPENSE:
  Deposits                                      1,565              2,531
  FHLB advances                                   988              1,254
                                               ------             ------
Total interest expense                          2,553              3,785

Net interest income                             3,962              3,463
Provision for loan losses                         143                318
                                               ------             ------

Net interest income after provision for
 loan losses                                    3,819              3,145
                                               ------             ------

NON-INTEREST INCOME:
  Service charges on deposit accounts             484                443
  Loan servicing fees                             127                130
  Gain on sale of loans                            60                  -
  Realized gain on securities                       -                310
  Other Income                                    179                136
                                               ------             ------
Total non-interest income                         850              1,019

NON-INTEREST EXPENSES:
  Employee compensation and benefits            1,633              1,494
  Supplies, postage, and telephone                226                216
  Depreciation                                    203                219
  Occupancy and equipment                         176                175
  Customer accounts                               149                157
  Advertising                                      41                 29
  Professional fees                               127                342
  FDIC insurance premium                           11                 12
  Other                                           143                 88
                                               ------             ------
Total non-interest expenses                     2,709              2,732

Income before income taxes                      1,960              1,432
Provision for income taxes                        633                358
                                               ------             ------

NET INCOME                                     $1,327             $1,074
                                               ======             ======

Basic Earnings per share                        $0.46              $0.32

Diluted Earnings per share                      $0.44              $0.31

Weighted average common shares
outstanding:
  Basic                                     2,863,188          3,333,237
  Diluted                                   3,026,925          3,436,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                      (3)


                                                           Unearned   Unearned
                                                            Shares     Shares
                                                            Issued    Issued to
                                                              to     Management        Accumulated
                                                           Employee  Recognition          Other
                                                            Stock        and     Compre-  Compre-
                                      Additional            Owner-     Develop-  hensive  hensive
                      Common Stock     Paid-in    Retained   ship       ment     Income   Income
                     Shares   Amount   Capital    Earnings   Plan       Plan     (Loss)   (Loss)     Total
                     ------   ------   -------    --------  -----       -----     ----    ------     -----

Balance, April 1,
 2001              3,325,757    $36    $30,972    $28,374   ($1,878)    ($515)               $817   $57,806
Net income                 -      -          -      4,915         -         -     4,915         -     4,915
Cash dividends paid        -      -          -     (1,247)        -         -         -         -    (1,247)
Stock repurchased
 and retired        (574,587)    (6)    (9,672)         -         -         -         -         -    (9,678)
Earned ESOP shares    53,656      -        339          -       537         -         -         -       876
Earned MRDP shares    29,380      -          -          -         -       318         -         -       318
New MRDP shares
 granted                   -      -      1,056          -         -    (1,056)        -         -         -
Exercise of stock
 options              20,342      1        270          -         -         -         -         -       271
Net unrealized gain
 on securities avail-
 able for sale of
 $5,584(net of tax
 expense of $3,319)
 less reclassifica-
 tion adjustment for
 net losses included
 in net income of
 $1,488 (net of tax
  benefit of $766)                                                                 (438)     (438)    (438)
                                                                                 ------
Comprehensive income       -      -          -          -         -         -    $4,477         -        -
                   ---------   ----    -------    -------   -------   -------    ======    ------  -------
Balance, March 31,
 2002              2,854,548    $31    $22,965    $32,042   ($1,341)  ($1,253)               $379  $52,823
Net income                 -      -          -      1,327         -         -     4,915         -    1,327
Cash dividends paid        -      -          -       (283)        -         -         -         -     (283)
Stock repurchased
 and retired               -      -          -          -         -         -         -         -        0
Earned ESOP shares    13,414      -        121          -       134         -         -         -      255
Earned MRDP shares         -      -          -          -         -        83         -         -       83
New MRDP shares granted    -      -          -          -         -         -         -         -        -
Exercise of stock
 options               1,975      -         27          -         -         -         -         -       27

Net unrealized gain
 on securities avail-
 able for sale (net of
 $810 of tax expense)                                                             1,302     1,302    1,302
                                                                                 ------
Comprehensive income       -      -          -          -         -         -    $6,217         -        -
                   ---------   ----    -------    -------   -------   -------    ======    ------  -------
Balance, June 30,
 2002              2,869,937    $31    $23,113    $33,086   ($1,207)  ($1,170)             $1,681  $55,534
                   =========   ====    =======    =======   =======   =======              ======  =======

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(In thousands)

                                                    30-Jun-02      30-Jun-01
                                                    ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $1,327        $1,074
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                         203           219
    Compensation expense related to ESOP                 255           224
    Compensation expense related to MRDP                  83            76
    Amortization of deferred loan fees                   (63)          (60)
    Provision for loan losses                            143           318
    Deferred income taxes                               (810)            -
    Amortization and accretion of premiums and
      discounts on investments and loans purchased       105           166
    FHLB dividends                                       (94)          (91)
    Gain on sale of real estate owned                      -           (11)
    Gain on sale of loans                                (60)            -
    Loss on sale of premises and equipment                 -             1
  Changes in assets and liabilities:
    Accrued interest receivable                           83          (214)
    Other assets                                         207           (89)
    Accrued expenses and other liabilities             1,135           (56)
                                                    --------       -------
Net cash provided by operating activities              2,514         1,557
                                                    --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                  (25,314)      (29,181)
  Loan principal repayments                           33,995        28,871
  Loans purchased                                     (4,241)      (42,685)
  Loans sold                                           3,341             -
  Principal repayments of securities available
    for sale                                           4,396         4,098
  Purchase of securities available for sale          (10,002)       21,814
  Purchases of stock in FHLB                               -        (1,268)
  Purchases of premises and equipment                     (8)          (62)
  Proceeds from sales of premises and equipment            2            18
                                                    --------       -------
Net cash provided by (used in) investing activities    2,169       (18,395)
                                                    --------       -------

                                      (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase(decrease) in deposits, net of withdrawals  $3,569       ($3,424)
  Change in advances from borrowers for taxes and
    insurance                                             10            24
  Change in borrowings from FHLB                      (7,000)       23,375
  Payment of cash dividends                             (283)         (340)
  Stock options excercised                                27            29
  Stock repurchased and retired                            -           (28)
                                                    --------       -------
Net cash provided by(used in) financing activities    (3,677)       19,636
                                                    --------       -------

Net increase(decrease) in cash                         1,006         2,798

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         7,795        10,581
                                                    --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $  8,801       $13,379
                                                    ========       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and other borrowings           $2,489       $ 3,705
  Income taxes                                             -           305

Noncash investing activities:
  Unrealized gain on securities available for sale,
    net of tax                                        (1,302)         (233)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  (6)

                 OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp.'s and its subsidiary, Pioneer Bank, a Federal Savings Bank (the "Bank") (together, the "Company"), financial condition as of June 30, 2002 and March 31, 2002, the results of its operations for the three months ended June 30, 2002 and 2001, and its cash flows for the three months ended June 30, 2002 and 2001. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.    ALLOWANCE FOR LOAN LOSSES

Activity in allowance for loan losses is summarized as follows for the year ended March 31, 2002 and for the three months ended June 30, 2002:

                                 June 30, 2002        March 31, 2002
                                (in thousands)        (in thousands)
                                --------------        --------------
Balance, beginning of
  period                            $ 2,280             $ 2,098
Charge-offs                            (104)               (341)
Recoveries                                3                  42
Provision for loan losses               143                 481
                                    -------              ------
Balance, end of period              $ 2,322              $2,280
                                    =======              ======

                                        (7)

4.   ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2002 consisted of 21 term advances varying in length from one day to 338 months totaling $80.1 million from the FHLB of Seattle. The advances are collateralized in the aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at June 30, 2002:

Due in less than one year:
-------------------------

Amount         Range of Interest     Weighted Average
                     Rates           Interest Rate
-----------------------------------------------------

$50,600,000      1.83% - 7.22%           4.07%

Due within one to five years:
----------------------------

Amount         Range of Interest     Weighted Average
                     Rates           Interest Rate
-----------------------------------------------------

$14,500,000      5.20% - 7.01%           6.09%

Due in greater than five years:
------------------------------

Amount         Range of Interest     Weighted Average
                     Rates           Interest Rate
-----------------------------------------------------

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

                                 (8)

                                   For the Three Months ended June 30,
                                           2002         2001
                                         ---------    ---------
Weighted average common shares
outstanding - basic                      2,863,188    3,333,237

Effect of Dilutive Securities on
Number of Shares:
                    MRDP shares             20,955       13,916
                    Stock Options          142,782       89,510
                                         ---------    ---------
Total Dilutive Securities                  163,737      103,426
                                         ---------    ---------
Weighted average common shares
outstanding - with dilution              3,026,925    3,436,663
                                         =========    =========

6.   REGULATORY CAPITAL

The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at June 30, 2002 and March 31, 2002.

As of June 30, 2002:

                                                              Categorized as
                                                            "Well Capitalized"
                                           For Capital         Under Prompt
                                            Adequacy        Corrective Action
                           Actual           Purposes            Provision
                        (In Thousands)    (In Thousands)      (In Thousands)
                        --------------    --------------    ------------------
                        Amount   Ratio    Amount   Ratio      Amount    Ratio

As of June 30, 2001:
Total Capital:
 (To Risk Weighted
   Assets)            $ 44,051   16.7%   $ 20,907   8.0%     $ 26,134   10.0%

Tier I Capital:
 (To Risk Weighted
   Assets)              41,730   16.0         N/A   N/A        15,680    6.0

Tier I Capital:
 (To Tangible Assets)   41,730   10.6      15,753   4.0        19,692    5.0

Tangible Capital:
 (To Tangible Assets)   41,730   10.6       5,908   1.5           N/A    N/A


                                 (9)

As of March 31, 2002

                                                              Categorized as
                                                            "Well Capitalized"
                                           For Capital         Under Prompt
                                            Adequacy        Corrective Action
                           Actual           Purposes            Provision
                        (In Thousands)    (In Thousands)      (In Thousands)
                        --------------    --------------    ------------------
                        Amount   Ratio    Amount   Ratio      Amount    Ratio

As of March 31, 2002:
  Total Capital:
  (To Risk Weighted
    Assets)            $42,583   16.3%   $ 20,939   8.0%    $ 26,174    10.0%

Tier I Capital:
  (To Risk Weighted
    Assets)             40,303   15.4         N/A   N/A       15,704     6.0

Tier I Capital:
  (To Tangible Assets)  40,303   10.2      15,823   4.0       19,778     5.0

Tangible Capital:
  (To Tangible Assets)  40,303   10.2       5,934   1.5          N/A     N/A


7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 1, 2001. The Company adopted the provisions of this statement on April 1, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements. The Company adopted the provisions of these statements on April 1, 2002.

                                   (10)

ITEM II.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Safe Harbor Clause

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

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in preparation of the Company's Consolidated Financial Statements. The preparation of these financial statements requires management to use assumptions, judgment and estimates. Management evaluates its use of these assumptions, judgments and estimates on an ongoing basis. Estimates are based on current economic and business conditions in our market area. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time of preparation. The use of judgments, estimates and assumptions, however, could result in material differences in our results of operation and financial condition. The Company has determined that its most critical accounting policy is the determination of its provision for loan losses. See additional discussion under "Changes in Financial Condition" in this section.

General

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At June 30, 2002, the Company had total assets of $398.8 million, total deposits of $259.6 million and shareholders' equity of $55.5 million. The Company is not currently engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

The Bank was organized in 1901. It is regulated by the OTS and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

                                (11)

The Bank is a member of the FHLB of Seattle, conducting its business from nine office facilities, with the headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney, Grant and Umatilla in Eastern Oregon.

The Bank is a community oriented financial institution and its principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans, consumer and
commercial loans within its primary market area.    At June 30, 2002,
one-to-four family residential mortgage loans totaled $117.0 million, or 44.9% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of these activities at June 30, 2002 the Company had agricultural loans of $16.8 million, commercial business loans of $23.7 million, commercial real estate loans of $43.2 million, agricultural real estate loans of $4.2 million, and automobile loans of $28.5 million (including $24.7 million of purchased dealer-originated contracts).

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

Changes in Financial Condition

At June 30, 2002, the Company had total assets of $398.8 million, compared with $398.4 million at March 31, 2002. Increases in securities of $7.7 million offset decreases in net loans of $7.9 million during the quarter and left total asset balances relatively unchanged. Cash, including interest-earning accounts, totaled $8.8 million at June 30, 2002, compared to $7.8 million at March 31, 2002. At June 30, 2002, the Company had $260.3 million in gross loans, a decrease of $7.8 million compared to $268.1 million at March 31, 2002. Real estate loans declined by $7.5 million to $164.8 million at June 30, 2002 from $172.3 million at March 31, 2002. The decline in real estate loans was caused by the sale of single family loan originations and paydowns in commercial real estate loans. Consumer loans increased by $671,000 to $55.0 million at June 30, 2002 compared to $54.4 million at March 31, 2002. Commercial and agricultural loans at June 30, 2002 were $40.4 million a $1.0 million decrease from $41.4 million at March 31, 2002. The modest increases and decreases in the consumer and commercial and agricultural portfolios reflect the mature nature of the eastern Oregon marketplace and a slower economic environment.

Non-performing assets, consisting of non-accruing loans, real estate owned and other repossessed assets, decreased $110,000, or 27.9% to $284,000 at June 30, 2002 compared to $394,000 at March 31, 2002. Allowance for loan losses increased $42,000 at June 30, 2002 to remain virtually unchanged at $2.3 million. The allowance for loan losses as a percentage of net loans increased 4 basis points during the June 30, 2002 quarter to .90% of net loans from .86% of net

                                (12)
loans at March 31, 2002. Management believes the allowance for loan losses, at 1,041% of non-performing loans, is adequate to absorb potential losses in the loan portfolio.

For the three months ended June 30, 2002, transaction and savings deposit accounts increased $7.1 million, or 5.2% to $143.8 million from $136.7 million. Transaction and savings accounts now represent 55.4% of total deposits. Non-interest bearing deposits increased $3.0 million, or 13.7% during the June 30, 2002 quarter to $24.9 million and now comprise 9.6% of total deposits. The increase in core deposits reflects the Company's ongoing strategy to decrease its reliance on more expensive funding sources and decrease the interest expense impact of potential increases in short-term interest rates. Total deposits were $259.6 million at June 30, 2002, an increase of $3.6 million, compared to deposits of $256.1 million at March 31, 2002.

For the three month period ended June 30, 2002, the Company's book value per share increased 4.6% to $19.35 per share. Shareholders' equity increased 5.1%, or $2.7 million to $55.5 million for the quarter ended June 30, 2002 from $52.8 million in the quarter ended March 31, 2002. The increase in shareholders' equity was primarily a result of a $1.0 million increase in retained earnings and a $1.3 million increase in accumulated other comprehensive income.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and
2001

GENERAL. Net income for the three months ended June 30, 2002 was $1.3 million, or $.44 per diluted share, a 23.6% and a 41.9% increase, respectively, from the net income of $1.1 million, or $.31 per diluted share for the three months ended June 30, 2001. Net interest income for the three months ended June 30, 2002 was $4.0 million, a $499,000 increase from $3.5 million for the same period last year. The increase in net interest income was primarily a result of spread widening, as the interest rate spread for the quarter ended June 30, 2002 increased 52 basis points to 3.85% from 3.33% in the same quarter a year ago. Non-interest income (net of June 30, 2001 quarter gain on sale of $310,000) increased 19.9%, or $141,000 to $850,000 for the quarter ended June 30, 2002 when compared to the same quarter in 2001. Non-interest expense remained unchanged at $2.7 million when comparing the quarter ended June 30, 2002 to the quarter ended June 30, 2001.

INTEREST INCOME. Interest income for the three months ended June 30, 2002 was $6.5 million, a decrease of $733,000, or 10.1%, compared to $7.2 million for the same period in fiscal 2002. The decrease in interest income was caused by a 99 basis point decrease in the yield on average interest earning assets to 7.08% for the three months ended June 30, 2002 compared to 8.07% for the same period a year ago. The lower asset yields reflects the decline in interest rates which has occurred during the past year. Average interest earning assets decreased $11.0 million to $369.7 million for the three months ended June 30, 2002 compared to $380.7 million for the same period in fiscal 2002 and also minimally offset the decrease in interest income.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2002 was $2.6 million, a decrease of $1.2 million, or 2.5%, compared to $3.8 million for the quarter ended June 30, 2001. The cost of average interest-bearing liabilities for the first quarter of year 2003 was 3.23% compared to 4.75% for the same three months of fiscal year 2002. Transaction and savings deposit accounts had average balances of $140.9 million and an average cost of 1.19% for the three months ended June 30, 2002, compared to $124.7 million at 2.17% for the comparable quarter a year ago. Certificates of deposit accounts had an average balance of $118.8

                                (13)
million and an average cost of 3.87% for the quarter ended June 30, 2002 compared to $125.9 million at 5.91% for the comparable quarter a year ago. Borrowings had an average balance of $79.2 million and an average cost of 5.00% for the quarter ended June 30, 2002 compared to $89.1 million at 5.64% for the same period last year. The decreased cost of interest-bearing liabilities reflects the increasing proportion of transaction accounts as well as the overall decrease in interest rates that has occurred over the past year.

PROVISION FOR LOAN LOSSES. The provision for loan losses are changes to earnings to bring the total allowances for loan losses to levels considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

The Company's methodology for calculating the necessary allowance for loan losses requires the Company to reserve specific percentages of outstanding loan balances with the percentages varying based upon the perceived risk of the different loan types and loan classification within specific loan types. Additionally, the Company has $191,000 of unallocated reserves. The provision for loan losses was $143,000 during the three months ended June 30, 2002 compared to $318,000 for the same period last year. There were no loans classified as doubtful at June 30, 2002 compared to $22,000 at June 30, 2001. The decrease in loans classified as doubtful caused the allowance to decrease by $4,000. Loans classified as substandard increased $76,000 to $1.1 million at June 30, 2002 compared to $1.0 million at June 30, 2001. The increase in substandard loans caused the allowance to be increased by $32,000. Loans classified as other loans especially mentioned decreased by $1.7 million to $673,000 at June 30, 2002 from $2.3 million for the same quarter a year ago. The decrease in other loans especially mentioned caused the allowance to decrease by $80,000. The unallocated reserve decreased by $24,000 to $191,000 at June 30, 2002 from $215,000 at June 30, 2001. The combination of changes in the amount of classified loans, total loans outstanding, trends in loan quality, micro and macro economic factors caused an aggregate decrease in the allowance for loan losses for the quarter ended June 30, 2002 of $76,000 from the quarter ended June 30, 2001.

NON-INTEREST INCOME. Non-interest income for the quarter ended June 30, 2002, was $850,000 compared to $1.0 million for the quarter ended June 30, 2001, a decrease of $169,000 or 16.6%. The decrease reflects a realized gain on the sale of securities of $310,000 for the quarter ended June 30, 2001 partially offset by a $60,000 gain on sale of loans, an increase of $41,000 in service charges on deposit accounts and an increase in other income of $43,000 for the quarter ended June 30, 2002 when compared to the prior year quarter.

NON-INTEREST EXPENSE. Non-interest expense remained unchanged at $2.7 million for each of the quarters ended June 30, 2002 and 2001. Comparing the quarters ended June 30, 2002 and 2001, a $215,000 decrease in professional fees was offset by a $139,000 increase in compensation and benefits and an aggregate $53,000 increase in all other non-interest expense.

                                (14)

INCOME TAXES. The provision for income taxes for the quarter ended June 30, 2002 increased $275,000, or 76.8% to $633,000 from $358,000 in the same quarter last year. The increase in taxes is reflective of higher levels of pre-tax income and an increase in the effective tax rate to 32.3% from 25.0%. The effective tax rate was lower in 2001 due to a tax benefit related to the Company's employee stock ownership plan.

The following table provides additional data on the Company's operating performance:

                                                    Quarters Ended
     Average balances (in thousands)                   June 30
                                                   ----------------
                                                   2002        2001
                                                   ----        ----

Cash and interest earning deposits              $   9,704    $   8,809
Investment Securities                              92,644       95,102
Loans                                             261,019      271,591
FHLB Stock                                          6,318        5,194
                                                 --------     --------
     Total average interest-earning assets        369,685      380,696
Non interest-earning assets                        25,758       20,719
                                                 --------     --------
     Total average assets                         395,443      401,415

Deposits                                          259,620      250,682
Advances from FHLB                                 79,186       89,090
                                                 --------     --------
     Total average interest-bearing liabilities   338,806      339,772
Non interest-bearing liabilities                    2,886        4,298
                                                 --------     --------
     Total average liabilities                    341,692      344,070

Equity                                             53,751       57,345
                                                 --------     --------
     Total average liabilities and equity        $395,443     $401,415
                                                 ========     ========

Item No. III

Quantitative and Qualitative Disclosures about Market Risk

The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. The Bank has taken steps to decrease its interest rate risk by better matching maturities of its balance sheet items. During the quarter ended June 30, 2002, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 2002.

                                (15)

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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended March 31, 2003.

Item 5.   Other Information
          -----------------
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          3(a)  Articles of Incorporation of the Registrant (1)
          3(b)  Bylaws of the Registrant (1)
          3(c)  Amendment to Bylaws of the Registrant (2)
          10(a) Amended Employment Agreement with Berniel Maughan (3)
          10(b) Amended Employment Agreement with Zane F. Lockwood (3)
          10(c) Employment Agreement with Jonathan P. McCreary (7)
          10(d) Amended Employee Severance Compensation Plan (4)
          10(e) Pioneer Bank, a Federal Savings Bank 401(k) Plan (1)
          10(f) Pioneer Bank Director Emeritus Plan (1)
          10(g) 1998 Stock Option Plan (5)
          10(h) August 21, 2001 Amendment to 1998 Stock Option Plan (6) 10(i) January 30, 2002 Amendment to 1998 Stock Option Plan
          10(j) 1998 Management Recognition and Development Plan (5)
          10(k) August 21, 2001 Amendment to 1998 Management Recognition and
                  Development Plan (6)

------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended December 31, 2000.
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
(6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2001.
(7) Incorporated by reference to the Registrant's form 10-K for the year ended March 31, 2002.

       (b)  Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                (16)

                             SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OREGON TRAIL FINANCIAL CORP.


Date: August 13, 2002                 By: /s/Berniel L. Maughan
                                          ----------------------------
                                          Berniel L. Maughan, President and
                                          Chief Executive Officer


Date: August 13, 2002                  By: /s/Jon McCreary
                                          ----------------------------
                                          Jon McCreary, Chief Financial


                                (17)

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                      OF OREGON TRAIL FINANCIAL CORP.
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY  ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

/s/Berniel L. Maughan                         /s/Jon P. McCreary
-------------------------------------         --------------------------------
Berniel L. Maughan                            Jon P. McCreary
President and Chief Executive Officer         Chief Financial Officer

Dated:  August 13, 2002

                                (18)