Form 10-Q
period 2002-09-30
OREGON TRAIL FINANCIAL CORP
filed 2002-11-15
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 2002

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    YES   [   ]       NO  [ X ]

     As of October 25, 2002, there were issued and outstanding 3,090,827 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded and listed on the Nasdaq National Market under the symbol "OTFC."

                        OREGON TRAIL FINANCIAL CORP.

                              TABLE OF CONTENTS

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)                             Page

          Consolidated Balance Sheets                                   2
          as of September 30, 2002 and March 31, 2002

          Consolidated Statements of Income for the Three and Six       3
          Months Ended September 30, 2002 and 2001

          Consolidated Statements of Shareholders' Equity
          for the Six Months Ended September 30, 2002 and for
          the Year Ended March 31, 2002                                 4

          Consolidated Statements of Cash Flows for the
          Six Months Ended September 30, 2002 and 2001                5 - 6

          Notes to Consolidated Financial Statements                  7 - 10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                  10 - 15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk 15 - 16

Item 4.   Controls and Procedures                                       16

Part II.  Other Information

Item 1.   Legal Proceedings                                             16

Item 2.   Changes in Securities and Use of Proceeds                     16

Item 3.   Defaults Upon Senior Securities                               16

Item 4.   Submission of Matters to a Vote of Security Holders           16

Item 5.   Other Information                                             16

Item 6.   Exhibits and Reports on Form 8-K                           16 - 17

Signature Page                                                          18

CEO/CFO Certifications                                               19 - 21

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002  and MARCH 31, 2002
($ in thousands)

                                                    September 30    March 31
ASSETS                                                  2002          2002
                                                    ------------    --------
Cash and cash equivalents (including interest
  earning accounts of $8,035 and $6,070)             $  10,099     $   7,795

Securities:
Available for sale, at fair value (amortized cost:
  $98,974 and $91,959)                                 102,552        92,419
Loans receivable, net of allowance for loan
  losses of $2,322 and $2,280                          252,157       265,863
Accrued interest receivable                              2,381         2,308
Premises and equipment, net                              9,079         9,466
Stock in Federal Home Loan Bank of Seattle
  ("FHLB"), at cost                                      6,506         6,315
Real estate owned and other repossessed assets             148            58
Other assets                                            14,185        14,142
                                                     ---------     ---------
TOTAL ASSETS                                         $ 397,107     $ 398,366
                                                     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                   $ 119,439     $ 114,859
  Noninterest-bearing                                   24,795        21,878
  Time certificates                                    112,018       119,341
                                                     ---------     ---------

     Total deposits                                    256,252       256,078

Accrued expenses and other liabilities                   2,103         2,311
Advances from FHLB                                      79,600        87,100
Net deferred tax liability                               1,574            17
Advances from borrowers for taxes and insurance             45            37
                                                     ---------     ---------
Total liabilities                                      339,574       345,543

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding                -             -
Common stock, $.01 par value; 8,000,000 shares
  authorized; September 30, 2002, 4,725,984 issued,
  2,886,551 outstanding; March 31, 2002, 4,694,875
  issued, 2,854,548 outstanding;                            31            31
Additional paid-in capital                              23,298        22,965
Retained earnings (substantially restricted)            34,063        32,042
Unearned shares issued to the Employee Stock
  Ownership Plan ("ESOP")                               (1,073)       (1,341)
Unearned shares issued to the Management Recognition
  and Development Plan ("MRDP")                         (1,087)       (1,253)
Accumulated other comprehensive income                   2,301           379
                                                     ---------     ---------

Total shareholders' equity                              57,533        52,823

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 397,107     $ 398,366
                                                     =========     =========
The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                      (2)


OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
($ in thousands, except per share data)

                                                 3 MOS ENDED     3 MOS ENDED    6 MOS ENDED    6 MOS ENDED
                                                  30-Sep-02       30-Sep-01      30-Sep-02      30-Sep-01

INTEREST INCOME:
Interest and fees on loans receivable               $4,905          $6,063        $9,914         $11,696
Securities:
  Mortgage-backed and related securities             1,202             794         2,356           1,908
  U.S. government and government agencies              247             359           504             769
Other interest and dividends                            97             106           191             197
                                                ----------      ----------    ----------      ----------
Total interest income                                6,451           7,322        12,965          14,570

INTEREST EXPENSE:
Deposits                                             1,410           2,202         2,975           4,733
FHLB advances                                          995           1,243         1,983           2,497
                                                ----------      ----------    ----------      ----------
Total interest expense                               2,405           3,445         4,958           7,230

Net interest income                                  4,046           3,877         8,007           7,340
Provision for loan losses                              105              24           248             342
                                                ----------      ----------    ----------      ----------
Net interest income after provision for
  loan losses                                        3,941           3,853         7,759           6,998

NON-INTEREST INCOME:
Service charges on deposit accounts                    478             438           963             880
Loan servicing fees                                    151             147           338             277
Realized gain on securities                              -               -             -             310
Other income                                           170             138           348             275
                                                ----------      ----------    ----------      ----------
Total non-interest income                              799             723         1,649           1,742

NON-INTEREST EXPENSE:
Employee compensation and benefits                   1,680           1,519         3,313           3,013
Supplies, postage, and telephone                       218             216           444             431
Depreciation                                           200             219           403             439
Occupancy and equipment                                191             170           367             344
FDIC insurance premium                                  11              10            22              22
Customer accounts                                       96             125           246             282
Advertising                                             41              16            82              43
Professional fees                                      201             414           354             709
Other                                                  157              29           274             167
                                                ----------      ----------    ----------      ----------
Total non-interest expense                           2,795           2,718         5,505           5,450


Income before income taxes                           1,945           1,858         3,903           3,290
Provision for income taxes                             670             525         1,302             883
                                                ----------      ----------    ----------      ----------

NET INCOME                                          $1,275          $1,333        $2,601          $2,407
                                                ==========      ==========    ==========      ==========

Basic earnings per share                             $0.44           $0.40         $0.91           $0.73
                                                ==========      ==========    ==========      ==========
Weighted average number of
  shares outstanding                             2,878,530       3,297,376     2,870,901       3,315,431

Diluted earnings per share                           $0.42           $0.39         $0.85           $0.70
                                                ==========      ==========    ==========      ==========
Weighted average number of
  dilutive shares                                3,066,863       3,412,580     3,047,003       3,424,556


The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                            (3)


OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED MARCH 31, 2002
(UNAUDITED)
($ in thousands)

                                                           Unearned   Unearned
                                                            Shares     Shares
                                                            Issued    Issued to
                                                              to     Management        Accumulated
                                                           Employee  Recognition          Other
                                                            Stock        and     Compre-  Compre-
                                      Additional            Owner-     Develop-  hensive  hensive
                      Common Stock     Paid-in    Retained   ship       ment     Income   Income
                     Shares   Amount   Capital    Earnings   Plan       Plan     (Loss)   (Loss)     Total
                     ------   ------   -------    --------  -----       -----     ----    ------     -----

Balance, April 1,
 2001              3,325,757    $36    $30,972    $28,374   ($1,878)    ($515)               $817   $57,806
Net income                 -      -          -      4,915         -         -    $4,915         -     4,915
Cash dividends paid        -      -          -     (1,247)        -         -         -         -    (1,247)
Stock repurchased
 and retired        (574,587)    (6)    (9,672)         -         -         -         -         -    (9,678)
Earned ESOP shares    53,656      -        339          -       537         -         -         -       876
Earned MRDP shares    29,380      -          -          -         -       318         -         -       318
New MRDP shares
 granted                   -      -      1,056          -         -    (1,056)        -         -         -
Exercise of stock
 options              20,342      1        270          -         -         -         -         -       271
Net unrealized loss
 on securities avail-
 able for sale of
 $236(net of tax
 benefit of $148)
 less reclassifica-
 tion adjustment for
 net gains included
 in net income of
 $202 (net of tax
 expense of $126)                                                                  (438)     (438)    (438)
                                                                                 ------
Comprehensive income       -      -          -          -         -         -    $4,477         -        -
                   ---------   ----    -------    -------   -------   -------    ======    ------  -------
Balance, March 31,
 2002              2,854,548    $31    $22,965    $32,042   ($1,341)  ($1,253)               $379  $52,823


Net income                 -      -          -      2,601         -         -     2,601         -    2,601
Cash dividends paid        -      -          -       (580)        -         -         -         -     (580)
Earned ESOP shares    26,828      -        260          -       268         -         -         -      528
Earned MRDP shares         -      -          -          -         -       166         -         -      166
Exercise of stock
 options               5,175      -         73          -         -         -         -         -       73
Net unrealized gain
 on securities
 available for sale
 of $3,118 (net of
 tax expense of
 $1,196)                   -      -          -          -         -         -     1,922     1,922    1,922
                                                                                 ------
Comprehensive income       -      -          -          -         -         -    $4,523         -        -
Balance, September ---------   ----    -------    -------   -------   -------    ======    ------  -------
 30, 2002          2,886,551    $31    $23,298    $34,063   ($1,073)  ($1,087)             $2,301  $57,533
                   =========   ====    =======    =======   =======   =======              ======  =======


The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                      (4)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
($ in thousands)
                                                       30-Sep-02   30-Sep-01
CASH FLOWS FROM OPERATING ACTIVITIES                   ---------   ---------
  Net income                                          $  2,601     $  2,407
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                           403          439
    Compensation expense related to ESOP                   528          449
    Compensation expense related to MRDP                   166          152
    Amortization of deferred loan fees                    (147)        (195)
    Provision for loan losses                              248          342
    Amortization and accretion of premiums and
      discounts on investments and loans purchased         187         (126)
    FHLB dividends                                        (191)        (197)
    Gain on sale of real estate owned                        -          (11)
    Gain on sale of loans                                  (97)         (49)
    Loss on sale of premises and equipment                   9            1
  Changes in assets and liabilities:
    Accrued interest receivable                            (73)        (249)
    Other assets                                          (133)        (317)
    Accrued expenses and other liabilities                 152          329
                                                     ---------    ---------
Net cash provided by operating activities                3,653        2,975
                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                    (52,640)     (56,581)
  Loan principal repayments                             68,040       58,351
  Loans purchased                                       (8,192)     (47,654)
  Loans sold                                             6,327        3,891
  Principal repayments of securities available
    for sale                                            10,012        9,162
  Purchase of securities available for sale            (17,047)           -
  Proceeds from sale of securities available for sale        -       24,132
  Purchases of stock in FHLB                                 -       (1,267)
  Purchases of premises and equipment                      (26)        (166)
  Proceeds from sales of premises and equipment              1           33
                                                     ---------    ---------
Net cash provided by(used in) investing activities       6,475      (10,099)
                                                     ---------    ---------

                                (Continued)

                                     (5)

                                                       30-Sep-02   30-Sep-01
CASH FLOWS FROM FINANCING ACTIVITIES                  ----------   ---------
  Net increase(decrease) in deposits                  $    174      ($2,127)
  Change in advances from borrowers for taxes
    and insurance                                            9           13
  Proceeds from borrowings from FHLB                   292,250      431,585
  Payments of borrowings from FHLB                    (299,750)    (419,835)
  Payment of cash dividends                               (580)        (698)
  Stock options excercised                                  73           33
  Stock repurchased and retired                              -       (5,081)
                                                     ---------    ---------
Net cash provided by(used in) financing activities      (7,824)       3,890
                                                     ---------    ---------

Net increase(decrease) in cash                           2,304       (3,234)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           7,795       10,581
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  10,099    $   7,347
                                                     =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and other borrowings           $  4,857     $  7,077
  Income taxes                                           1,708          965

Noncash investing activities:
Unrealized gain(loss) on securities available
  for sale, net of tax                                   1,922         (247)


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                     (6)

                 OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp.'s and its subsidiary's, Pioneer Bank, a Federal Savings Bank (the "Bank") (together, the "Company"), financial condition as of September 30, 2002 and March 31, 2002, the results of their operations for the three and six months ended September 30, 2002 and 2001 and their cash flows for the six months ended September 30, 2002 and 2001. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.  ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows:

                                       Six Months Ended
                                      September 30, 2002
                                        (In thousands)
                                        --------------

Balance, beginning of period               $ 2,280
Charge-offs                                   (221)
Recoveries                                      15
Provision for loan losses                      248
                                           -------
Balance, end of period                     $ 2,322
                                           =======

                                    (7)

4. ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at September 30, 2002 consisted of 15 fixed-rate term advances and one variable rate advance varying in length from one day to 335 months totaling $79.6 million from the FHLB of Seattle. The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at September 30, 2002:


Due in less than one year:
--------------------------

Amount         Range of Interest        Weighted Average
                      Rates             Interest Rate
--------------------------------------------------------

$52,600,000      1.82% - 7.22%              4.47%


Due within one to five years:
-----------------------------

Amount         Range of Interest        Weighted Average
                      Rates             Interest Rate
--------------------------------------------------------

$17,000,000      2.42% - 7.03%               5.67%


Due in greater than five years:
-------------------------------

Amount         Range of Interest        Weighted Average
                      Rates             Interest Rate
--------------------------------------------------------

$10,000,000      7.10% - 7.12%               7.11%


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

                                      (8)

                         For the Three Months Ended   For the Six Months Ended
                                September 30,              September 30,
                         --------------------------   ------------------------
                             2002           2001        2002           2001
                          ---------      ---------    ---------     ---------

Weighted average common
 shares outstanding-
 basic                    2,878,530      3,297,376    2,870,901     3,315,431
Effect of Dilutive
 Securities on Number
 of Shares:
          MRDP shares        27,357         99,455       23,369        91,223
          Stock Options     160,977         15,749      152,733        17,902
                          ---------      ---------    ---------     ---------
Total Dilutive Securities   188,334        115,204      176,102       109,125
                          ---------      ---------    ---------     ---------
Weighted average common
 shares outstanding -
 with dilution            3,066,863      3,412,580    3,047,003     3,424,556
                          =========      =========    =========     =========

7.  REGULATORY CAPITAL

     The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at September 30, 2002 and March 31, 2002.

As of September 30, 2002:
                                                              Categorized as
                                                            "Well Capitalized"
                                           For Capital         Under Prompt
                                            Adequacy        Corrective Action
                           Actual           Purposes            Provision
                        (In Thousands)    (In Thousands)      (In Thousands)
                        --------------    --------------    ------------------
                        Amount   Ratio    Amount   Ratio      Amount    Ratio

As of Sept. 30, 2002:

Total Capital:
 (To Risk Weighted
   Assets)            $ 45,469   18.3%   $ 19,917    8.0%    $ 24,897   10.0%

Tier I Capital:
 (To Risk Weighted
   Assets)              43,148   17.3       N/A      N/A       14,938    6.0

Tier I Capital:
 (To Tangible Assets)   43,148   11.0      15,647    4.0       19,558    5.0

Tangible Capital:
 (To Tangible Assets)
                        43,148   11.0       5,868    1.5         N/A     N/A

As of March 31, 2002:
                                                              Categorized as
                                                            "Well Capitalized"
                                           For Capital         Under Prompt
                                            Adequacy        Corrective Action
                           Actual           Purposes            Provision
                        (In Thousands)    (In Thousands)      (In Thousands)
                        --------------    --------------    ------------------
                        Amount   Ratio    Amount   Ratio      Amount    Ratio

As of March 31, 2002:

Total Capital:
 (To Risk Weighted
   Assets)            $ 42,583    16.3%  $ 20,939   8.0%    $ 26,174    10.0%

Tier I Capital:
 (To Risk Weighted
   Assets)              40,303    15.4       N/A    N/A       15,704     6.0

Tier I Capital:
 (To Tangible
   Assets)              40,303    10.2     15,823   4.0       19,778     5.0

Tangible Capital:
 (To Tangible Assets)   40,303    10.2      5,934   1.5        N/A       N/A


                                       (9)

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
Activities."   This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Management does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

     In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. The provisions of this statement states that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS 142, "Goodwill and Other Intangible Assets." Financial institutions meeting conditions outlined in SFAS 147 will be required to restate previously issued financial statements. Management does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

ITEM 2.

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

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in preparation of the Company's Consolidated Financial Statements. The preparation of these financial statements requires management to use assumptions, judgment and estimates. Management evaluates its use of these assumptions, judgments and estimates on an ongoing basis. Estimates are based on current

                                      (10)
economic and business conditions in our market area. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time of preparation. The use of judgments, estimates and assumptions, however, could result in material differences in our results of operation and financial condition. The Company has determined that its most critical accounting policy is the determination of its provision for loan losses. See additional discussion under "Changes in Financial Condition" in this section.

General

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At September 30, 2002, the Company had total assets of $397.1 million, total deposits of $256.3 million and shareholders' equity of $57.5 million. The Company is currently not engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

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

The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans, consumer and commercial loans within its primary market area. At September 30, 2002, one-to-four family residential mortgage loans totaled $112.4 million, or 44.2% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of these activities, at September 30, 2002 the Company had agricultural loans of $18.3 million, commercial business loans of $21.5 million, commercial real estate loans of $42.8 million, agricultural real estate loans of $4.3 million, and automobile loans of $27.6 million (including $24.2 million of purchased dealer-originated contracts).

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

                                      (11)

CHANGES IN FINANCIAL CONDITION

Comparison of Financial Condition at March 31, 2002 and September 30, 2002

Total assets decreased $1.3 million, or 0.3%, from $398.4 million at March 31, 2002, to $397.1 million at September 30, 2002. Cash and cash equivalents increased $2.3 million, or 29.6%, from $7.8 million at March 31, 2002 to $10.1 million at September 30, 2002. The increase in cash and cash equivalents was due, in part, to the low interest rate environment which contributed to higher than normal levels of loan repayments. Securities increased $10.2 million, or 11.0%, from $92.4 million at March 31, 2002 to $102.6 at September 30, 2002.
The increase in securities was primarily attributable to a $10.2 million increase in collateralized mortgage-backed obligations which were purchased to replace run-off in the residential loan portfolio. Gross loans decreased by $13.7 million, or 5.2%, during the first six months of fiscal 2003 from $265.9 million at March 31, 2002 to $252.2 million at September 30, 2002. The decrease in loans was caused by the selling of newly originated conforming residential mortgage loans, a majority of which were refinances of portfolio loans, as well as significant levels of prepayments from a pool of commercial real estate loans acquired in the first quarter of fiscal 2001. At September 30, 2002 residential mortgage loans totaled $112.4 million, a $9.5 million decrease from the $121.9 million at March 31, 2002. At September 30, 2002 purchased commercial real estate loans totaled $22.2 million, a $5.4 million decrease from the $27.6 million at March 31, 2002. Partially offsetting the decreases in real estate loans were increases in agricultural operating loans of $2.1 million, home equity loans and consumer lines of credit of $930,000, commercial loan participations of $831,000, and agricultural real estate loans of $769,000. The net increases in consumer, business and agricultural loans is reflective of management's strategy to increase the proportion of these loans relative to the total loan portfolio while decreasing the concentration in conforming real estate loans.

Total liabilities decreased $6.0 million, or 1.7%, from $345.5 million at March 31, 2002 to $339.6 million at September 30, 2002. Total deposits increased to $256.3 million, or 0.1%, at September 30, 2002 from $256.1 million at March 31, 2002. Non-interest checking accounts increased $2.9 million, or 13.3%, during the first six months ended September 31, 2002 to $24.8 million from $21.9 million at March 31, 2002. During the six months ended September 310, 2002, interest bearing checking accounts increased $1.6 million, or 4.4%, to $37.4 million, savings accounts increased $1.8 million, or 9.9%, to $20.2 million, and money market accounts increased $1.2 million, or 1.9%, to $61.9 million. Partially offsetting the growth in transaction accounts was a $7.3 million, or 6.1%, decrease in certificate of deposits for the six months ended September 30, 2002. The increase in transaction and savings deposits, which at September 30, 2002 represented 56.3% of total deposits, reflects management's continued efforts to increase the Company's reliance on lower cost deposits while decreasing its dependence on higher costing borrowings and certificates of deposits. Borrowings decreased $7.5 million, or 8.6%, from $87.1 million at March 31, 2002 to $79.6 million at September 30, 2002.

Total shareholders' equity increased $4.7 million, or 8.9%, from $52.8 million at March 31, 2002 to $57.5 million at September 30, 2002. The increase in equity reflected a $2.0 million increase in retained earnings and a $1.9 million increase in unrealized gains on security investments. The Company has acquired 98,500 shares related to a 5% stock repurchase program announced in November 2001. Since converting to stock form, the Company has repurchased 1,818,095 shares, or 38.7%, of its common shares initially outstanding.

                                    (12)

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months Ended September 30, 2002 and 2001

General. Net income for the quarter ended September 30, 2002 was $1.3 million, or $0.42 per diluted share, compared to net income of $1.3 million, or $0.39 per diluted share for the quarter ended September 30, 2001. Comparing the quarters ended September 30, 2002 and 2001, the most recent quarter had $169,000 of additional net interest income and $76,000 of additional non-interest income which was partially offset by $81,000 of additional provision for loan losses, $77,000 of additional non-interest expense and $145,000 of additional provision for income taxes. While net income remained relatively unchanged quarter to quarter, earnings per diluted share increased by $0.03, or 7.7%, to $0.42 in connection with the share repurchases that took place during the six months ended December 31, 2001.

Interest Income. Interest income for the quarter ended September 30, 2002 was $6.5 million compared to $7.3 million for the quarter ended September 30, 2001, a decrease of $871,000, or 11.9%. The decrease in interest income was a result of a 75 basis point decrease in the yield on average interest earning assets from 7.79% to 7.04% and a $9.2 million decrease in average interest earning assets from $375.8 million to $366.6 million for the quarters ended September 30, 2001 and 2002 respectively. The decrease in the yield on average interest earning assets was caused by a lower interest rate environment and a $39.4 million, or 13.4%, reduction in average loans outstanding (that refinanced and were replaced by lower yielding securities).

Interest income for the six months ended September 30, 2002 was $13.0 million compared to $14.6 million for the six months ended September 30, 2001, a decrease of $1.6 million, or 11.0%. The decrease in interest income was a result of a 72 basis point decrease in the yield on average interest earning assets from 7.78% to 7.06% and a $7.4 million decrease in average interest earning assets from $374.6 million to $367.2 million for the six month periods ended September 30, 2001 and 2002 respectively. The decrease in the yield on average interest earning assets was caused by a lower interest rate environment and a $25.1 million, or 8.9%, reduction in average loans outstanding (that refinanced and were replaced by lower yielding securities).

Interest Expense. Interest expense for the quarter ended September 30, 2002 was $2.4 million compared to $3.4 million for the quarter ended September 30, 2001, a decrease of $1.0 million, or 30.2%. The decrease in interest expense was a result of a 117 basis point decrease in the cost of average interest bearing liabilities from 4.05% to 2.88% and a $6.3 million decrease in average interest bearing liabilities from $340.4 million to $334.1 million for the quarters ended September 30, 2001 and 2002, respectively. The decrease in the cost of average interest bearing liabilities was primarily caused by a lower interest rate environment and to a lesser extent growth in transaction accounts which are a lower costing source of funds.

Interest expense for the six months ended September 30, 2002 was $5.0 million compared to $7.2 million for the six months ended September 30, 2001, a decrease of $2.2 million, or 31.4%. The decrease in interest expense was a result of a 130 basis point decrease in the cost of average interest bearing liabilities from 4.25% to 2.95% and a $3.7 million decrease in average interest bearing liabilities from $340.1 million to $336.4 million for the six month periods ended September 30, 2001 and 2002, respectively. The decrease in the cost of average interest bearing

                                    (13)
liabilities was primarily caused by a lower interest rate environment and, to a lesser extent, growth in transaction accounts, which are a lower costing source of funds.

Net Interest Margin. The net interest margin increased 29 basis points from 4.13% for the quarter ended September 30, 2001 to 4.42% for the same period in 2002, and increased 44 basis points from 3.91% for the six months ended September 30, 2001 to 4.35% for the comparable period ended September 30, 2002. The increases in net interest margin for the periods compared above are primarily a result of the Bank's liabilities repricing faster than the interest earning assets in the recent declining interest rate environment.

Provision For Loan Losses. During the quarter ended September 30, 2002 the provision for loan losses was $105,000 compared to $24,000 for the quarter ended September 30, 2001, an increase of $81,000. Generally, the provision for loan losses for the quarter ended September 30, 2002 reflects losses on dealer contracts and a modest increase in classified loans. During the six months ended September 30, 2002 the provision for loan losses was $248,000 compared to $342,000 for the six months ended September 30, 2001, a decrease
of $94,000.   The decrease in the provision for loan losses for the six months ended September 30, 2002 generally reflects negative loan growth in the most recent six month period compared to the strong loan growth that occurred in the six months ended September 30, 2001. During the six months ended September 30, 2002 loans decreased by $26.7 million due to sales and payoffs on residential and commercial real estate loans. During the six months ended September 30, 2001, net loans increased by $41.8 million due primarily to the purchase of a $38.1 million commercial real estate loan pool.

Non-Interest Income. Non-interest income increased $76,000, or 10.5%, for the quarter ended September 30, 2002 to $799,000 from $723,000 for the comparable period a year earlier. The increase in non-interest income was primarily attributable to a $33,000 increase in demand deposit service changes, and a $50,000 reduction in losses taken on the sale of repossessed property.
Service charges on demand deposits have been increasing due to the growth in accounts that has occurred over the past year.

Non-interest income decreased $93,000, or 5.4%, for the six months ended September 30, 2002 to $1.6 million from $1.7 million for the comparable period a year earlier. Excluding a $310,000 gain on sale of investments for the six months ended September 30, 2001, non-interest income increased $217,000, or 15.0%, to $1.6 million for the six months ended September 30, 2002 from $1.4 million for the comparable period a year earlier. The increase in non-interest income was principally attributable to $54,000 increase in gain on sale of conforming loans, and an $83,000 increase in the deposit product fees and a $101,000 decrease in losses taken on the sale of repossessed property. Loan fees have increased due to higher loan volumes and attractive refinancing opportunities, while deposit product fees have been increasing in connection with the growth in accounts that has occurred over the past year.

Non-Interest Expense. Non-interest expense increased $77,000, or 2.8%, from the $2.7 million for the three months ended September 30, 2001 to $2.8 million for the three months ended September 30, 2002. The increase in non-interest expense was primarily attributable to a $88,000, or 8.9%, increase in salary expense, a $58,000, or 30.4%, increase in ESOP expense, a net $15,000, or 4.3%, increase in all other compensation related expenses, and a $61,000, or 91.5% increase in advertising, public relations and promotional expense. Partially offsetting the

                                     (14)
increased expenses was a $206,000, or 66.1%, decrease in legal services from $312,000 for the quarter ended September 30, 2001 to $106,000 for the quarter ended September 30, 2002.

Non-interest expense increased $55,000, or 1.0%, from the $5.5 million for the six months ended September 30, 2001 to $5.5 million for the six months ended September 30, 2002. The increase in non-interest expense was primarily attributable to a $128,000, or 6.5%, increase in salary expense, a $112,000, or 30.1%, increase in ESOP expense, a net $60,000, or 8.8%, increase in all other compensation related expenses, and a $93,000, or 75.1% increase in advertising, public relations and promotional expense. Partially offsetting the increased expenses was a $405,000, or 70.3%, decrease in legal services from $576,000 for the six months ended September 30, 2001 to $171,000 for the six months ended September 30, 2002.

The increases in salary expenses are due to customary increases in employee pay as well as a minimal increase in employees year over year. The increases in ESOP expenses are due to a higher stock price in the current periods, which creates increased expense when compared to a lower stock price in the same periods last year. The reduction in legal fees for the current periods was due, in part, to the settlement of various lawsuits with a significant shareholder. Additionally, legal fees were higher in the prior year due to the legal advice the Company utilized during the contested proxy contest of 2001.

Income taxes. The income tax expense was $670,000 for the quarter ended September 30, 2002 compared to $525,000 for the comparable period in 2001. The Company's effective tax rates for the quarters ended September 30, 2002 and 2001 were 34.4% and 28.3%, respectively. The increase in income tax expense was attributable to a higher effective tax rate and increased pretax earnings. The effective tax rate increased in connection with the rising price of the Company's stock and its effect on the Company's ESOP expense deductibility for tax purposes.

The income tax expense was $1.3 million for the six months ended September 30, 2002 compared to $883,000 for the comparable period in 2001. The Company's effective tax rates for the six months ended September 30, 2002 and 2001 were 33.4% and 26.8%, respectively. The increase in income tax expense was attributable to a higher effective tax rate and increased pretax earnings.
The effective tax rate increased in connection with the rising price of the Company's stock and its effect on the Company's ESOP expense deductibility for tax purposes.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. The Bank has taken steps to decrease its interest rate risk by better matching maturities of its balance sheet items. During the six months ended September 30, 2002, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 2002.

                                     (15)

Item 4.

Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)- 14(c) of the Securities and Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------
            Not applicable.

Item 3.     Defaults Upon Senior Securities
            -------------------------------
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            The Company's Annual Meeting of Stockholders ("Meeting") was held on August 28, 2002. The results of the vote on the matters presented at the Meeting were as follows:

            1. The following individuals were elected as directors for three year terms:

                                          Vote For       Vote Withheld
                                         ---------       -------------
               Albert H. Durgan          2,413,593          385,243
               Edward H. Elms            2,399,538          399,298

               The directors whose terms continued and the years their terms expire are as follows: Stephen R. Whittemore (2003), Charles
               H. Rouse (2003), John Gentry (2004), and Kevin D. Padrick
               (2004).

                                    (16)

            2. The appointment of the Company's auditors, Deloitte & Touche
               LLP, as Independent auditors for the fiscal year ending March 31, 2003 was approved by stockholders by the following vote:

                                                                    Broker
                                                                    Non-
               For  2,577,147;  Against  217,809;  Abstain  3,880;  Votes   0
                    ---------            -------            -----          ---

Item 5.     Other Information
            -----------------
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
           (a) Exhibits

               3(a)   Articles of Incorporation of the Registrant (1)
               3(b)   Bylaws of the Registrant (1)
               3(c)   Amendment to Bylaws of the Registrant (2)
               10(a) Amended Employment Agreement with Berniel Maughan (3) 10(b) Amended Employment Agreement with Zane F. Lockwood (3) 10(c) Employment Agreement with Jonathan P. McCreary (7)
               10(d)  Amended Employee Severance Compensation Plan (4)
               10(e) Pioneer Bank, a Federal Savings Bank 401(k) Plan (1) 10(f) Pioneer Bank Director Emeritus Plan (1)
               10(g)  1998 Stock Option Plan (5)
               10(h) August 21, 2001 Amendment to 1998 Stock Option Plan (6) 10(i) January 30, 2002 Amendment to 1998 Stock Option Plan (7) 10(j) 1998 Management Recognition and Development Plan (5) 10(k) August 21, 2001 Amendment to 1998 Management Recognition
                      and Development Plan (6)
               99.1   Certification Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended December 31, 2000.
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
(6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2001.
(7) Incorporated by reference to the Registrant's Form 10-K for the year ended March 31, 2002.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                 (17)

                             SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OREGON TRAIL FINANCIAL CORP.




Date:  November 14, 2002              By:/s/ Berniel L. Maughan
                                         -----------------------------
                                      Berniel L. Maughan, President and
                                      Chief Executive Officer


Date:  November 14, 2002              By:/s/ Jon McCreary
                                         ------------------------------
                                      Jon McCreary, Chief Financial
                                      Officer

                                   (18)

                               CERTIFICATIONS

                            Certification Required
     By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Berniel L. Maughan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oregon Trail Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                       /s/ Berniel L. Maughan
                                       ------------------------------
                                       Berniel L. Maughan
                                       President and Chief Executive Officer


                                      (19)

                               CERTIFICATIONS

                            Certification Required
     By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Jonathan P. McCreary, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oregon Trail Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                     /s/ Jonathan P. McCreary
                                     ------------------------------
                                     Jonathan P. McCreary

                                     Chief Financial Officer


                                   (20)

                                EXHIBIT 99.1

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY  ACT OF 2002

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                          OF OREGON TRAIL FINANCIAL CORP.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY  ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.



/s/ Berniel L. Maughan                       /s/ Jon P. McCreary
-------------------------                    ---------------------------
Berniel L. Maughan                           Jon P. McCreary
President and Chief Executive Officer        Chief Financial Officer

Dated:  November 8, 2002

                                   (21)