Form 10-Q
period 2002-12-31
OREGON TRAIL FINANCIAL CORP
filed 2003-02-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended December 31, 2002

                                     OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  0-22953

                       OREGON TRAIL FINANCIAL CORP.
        (Exact name of registrant as specified in its charter)


Oregon                                                 91-1829481
------------------------------------------------------------------------------
State or other jurisdiction of incorporation       (I.R.S. Employer or
                                                   organization Identification
                                                   Number)

2055 First Street, Baker City, Oregon                           97814
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (541) 523-6327
                                                            -----------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                            -----------------


Securities registered pursuant to Section 12(g) of the Act:  Common Stock Par value $.01 per
                                                             share
                                                            -----------------

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

     As of January 1, 2003 there were issued and outstanding 3,095,438 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded and listed on the Nasdaq National Market under the symbol "OTFC".

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES   [   ]       NO  [ X ]

                        OREGON TRAIL FINANCIAL CORP.

                             TABLE OF CONTENTS

Part I.   Financial Information

Item 1.   Financial Statements     (Unaudited)                         Page

          Consolidated Balance Sheets                                   2
          as of December 31, 2002 and March 31, 2002

          Consolidated Statements of Income (For the Three and Nine     3
          Months Ended December 31, 2002 and 2001)

          Consolidated Statements of Shareholders' Equity
          (For the Nine Months Ended December 31, 2002 and for
          the Year Ended March 31, 2002)                                4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended December 31, 2002 and 2001                5 - 6

          Notes to Consolidated Financial Statements                  7 - 10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                  11 - 16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    16

Item 4.   Controls and Procedures                                       17


Part II.       Other Information

Item 1.   Legal Proceedings                                             18

Item 2.   Changes in Securities and Use of Proceeds                     18

Item 3.   Defaults Upon Senior Securities                               18

Item 4.   Submission of Matters to a Vote of Security Holders           18

Item 5.   Other Information                                             18

Item 6.   Exhibits and Reports on Form 8-K                              18

Signature Page                                                          19

CEO/CFO Certifications

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002  and MARCH 31, 2002
($ in thousands)

                                                 December 31       March 31
ASSETS                                              2002             2002
                                                  ---------       ---------
Cash and cash equivalents (including interest-
 earning accounts of $13,574 and $6,070)          $  15,473       $   7,795

Securities:
Available for sale, at fair value (amortized
 cost:  $89,251 and $91,959)                         92,039          92,419
Loans receivable, net of allowance for loan
 losses of $2,317 and $2,280                        240,669         265,863
Accrued interest receivable                           1,938           2,308
Premises and equipment, net                           8,891           9,466
Stock in Federal Home Loan Bank of Seattle
 ("FHLB"), at cost                                    6,617           6,315
Real estate owned and other repossessed assets          215              58
Other assets                                         14,332          14,142
                                                  ---------       ---------

TOTAL ASSETS                                      $ 380,174       $ 398,366
                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Interest-bearing                                $ 118,671       $ 114,859
  Noninterest-bearing                                25,632          21,878
  Time certificates                                 107,121         119,341
                                                  ---------       ---------
    Total deposits                                  251,424         256,078

Accrued expenses and other liabilities                2,300           2,311
Advances from FHLB                                   65,775          87,100
Net deferred tax liability                            1,817              17
Advances from borrowers for taxes and insurance          32              37
                                                  ---------       ---------

Total liabilities                                   321,348         345,543

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 1,000,000
 shares authorized; no shares issued or
 outstanding                                              -               -
Common stock, $.01 par value; 8,000,000 shares
 authorized; December 31, 2002, 4,735,212
 issued, 2,934,169 outstanding; March 31, 2002,
 4,694,875 issued, 2,854,548 outstanding;                29              31
Additional paid-in capital                           23,550          22,965
Retained earnings (substantially restricted)         35,061          32,042
Unearned shares issued to the Employee Stock
 Ownership Plan ("ESOP")                               (939)         (1,341)
Unearned shares issued to the Management
 Recognition and Development Plan ("MRDP")             (984)         (1,253)
Accumulated other comprehensive income                2,109             379
                                                  ---------       ---------

Total shareholders' equity                           58,826          52,823

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 380,174       $ 398,366
                                                  =========       =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       (2)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)
($ in thousands, except per share data)

                           3 MOS ENDED  3 MOS ENDED  9 MOS ENDED  9 MOS ENDED
                             31-Dec-02    31-Dec-01    31-Dec-02    31-Dec-01
                             ---------    ---------    ---------    ---------
INTEREST INCOME:
Interest and fees on
 loans receivable             $4,717       $5,766       $14,631      $17,463
Securities:
  Mortgage-backed and
   related securities          1,146          708         3,503        2,615
  U.S. government and
   government agencies           244          278           748        1,047
Other interest and dividends     111          108           302          305
                           ---------    ---------     ---------    ---------
Total interest income          6,218        6,860        19,184       21,430

INTEREST EXPENSE:
Deposits                       1,247        1,906         4,222        6,639
FHLB advances                    966        1,048         2,949        3,546
                           ---------    ---------     ---------    ---------
Total interest expense         2,213        2,954         7,171       10,185

Net interest income            4,005        3,906        12,013       11,245
Provision for (credit from)
 loan losses                      36           (4)          284          337
                           ---------    ---------     ---------    ---------
Net interest income after
 provision for loan losses     3,969        3,910        11,729       10,908

NON-INTEREST INCOME:
Service charges on deposit
 accounts                        483          487         1,446        1,367
Loan servicing fees              194          188           531          465
Realized gain on securities        -            5             -          314
Other Income                     181          116           530          391
                           ---------    ---------     ---------    ---------
Total non-interest income        858          796         2,507        2,537

NON-INTEREST EXPENSE:
Employee compensation and
 benefits                      1,705        1,623         5,018        4,636
Supplies, postage, and
 telephone                       216          215           660          646
Depreciation                     198          206           601          644
Occupancy and equipment          167          182           534          527
FDIC insurance premium            11           15            33           36
Customer accounts                120          121           366          403
Advertising                       41           38           123           81
Professional fees                126          363           428        1,119
Other                            146          210           472          330
                           ---------    ---------     ---------    ---------
Total non-interest expense     2,730        2,973         8,235        8,422

Income before income taxes     2,097        1,733         6,001        5,023
Provision for income taxes       767          513         2,069        1,396
                           ---------    ---------     ---------    ---------

NET INCOME                    $1,330       $1,220       $ 3,932      $ 3,627
                           =========    =========     =========    =========

Basic Earnings per share      $ 0.45       $ 0.42       $  1.36      $  1.14
                           =========    =========     =========    =========
Weighted average number of
 shares outstanding        2,923,621    2,938,332     2,888,538    3,189,274

Diluted Earnings per share    $ 0.42       $ 0.40       $  1.28      $  1.10
                           =========    =========     =========    =========
Weighted average number of
 dilutive shares           3,134,503    3,078,005     3,076,276    3,308,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                      (3)


OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND THE YEAR ENDED MARCH 31, 2002
(UNAUDITED)
($ in thousands)
                                                           Unearned   Unearned
                                                            Shares     Shares
                                                            Issued    Issued to
                                                              to     Management        Accumulated
                                                           Employee  Recognition          Other
                                                            Stock        and     Compre-  Compre-
                                      Additional            Owner-     Develop-  hensive  hensive
                      Common Stock     Paid-in    Retained   ship       ment     Income   Income
                     Shares   Amount   Capital    Earnings   Plan       Plan     (Loss)   (Loss)     Total
                     ------   ------   -------    --------  -----       -----     ----    ------     -----

Balance, April 1,
 2001               3,325,757   $36   $30,972    $28,374   ($1,878)   ($515)               $817     $57,806
Net income                  -     -         -      4,915         -        -      $4,915       -       4,915
Cash dividends paid         -     -         -     (1,247)        -        -           -       -      (1,247)
Stock repurchased
 and retired         (574,587)   (6)   (9,672)         -         -        -           -       -      (9,678)
Earned ESOP shares     53,656     -       339          -       537        -           -       -         876
Earned MRDP shares     29,380     -         -          -         -      318           -       -         318
New MRDP shares
 granted                    -     -     1,056          -         -   (1,056)          -       -           -
Exercise of stock
 options               20,342     1       270          -         -        -           -       -         271
Net unrealized loss
 on securities
 available for sale
 of $236 (net of tax
 benefit of $148)
 less reclassification
 adjustment for net
 gains included in
 net income of $202
 (net of tax expense
 of $126)                                                                          (438)   (438)       (438)
                                                                                 ------
Comprehensive income        -     -         -          -         -        -      $4,477       -           -
                    ---------   ---   -------    -------     -----    -----      ======  ------     -------
Balance, March 31,
 2002               2,854,548    31    22,965     32,042    (1,341)  (1,253)                379      52,823

Net income                  -     -         -      3,932         -        -       3,932       -       3,932
Cash dividends paid         -     -         -       (913)        -        -           -       -        (913)
Stock repurchased
 and retired           (6,239)   (2)      (36)         -         -        -           -       -         (38)
Earned ESOP shares     40,242     -       406          -       402        -           -       -         808
Earned MRDP shares     31,215     -         -          -         -      269           -       -         269
Exercise of stock
 options               14,403     -       215          -         -        -           -       -         215
Net unrealized gain
 on securities
 available for sale
 of $2,806 (net of tax
 expense of $1,076)         -     -         -          -         -        -       1,730   1,730       1,730
                                                                                 ------
Comprehensive income        -     -         -          -         -        -      $5,662       -           -
                    ---------   ---   -------    -------     -----    -----      ======  ------     -------
Balance, December 31,
 2002               2,934,169   $29   $23,550    $35,061     ($939)   ($984)             $2,109     $58,826
                    =========   ===   =======    =======     =====    =====              ======     =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                      (4)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)
($ in thousands)

                                                   31-Dec-02       31-Dec-01
                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  3,932        $  3,627
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                         601             644
   Compensation expense related to ESOP                 808             700
   Compensation expense related to MRDP                 231             235
   Amortization of deferred loan fees                  (180)           (145)
   Provision for loan losses                            284             337
   Amortization and accretion of premiums and
    discounts on investments and loans purchased        299             279
   FHLB dividends                                      (302)           (305)
   Gain on sale of loans                               (200)              -
   Loss on sale of premises and equipment                10               1
   Realized gain on securities available for sale         -            (314)
  Changes in assets and liabilities:
   Accrued interest receivable                          370             190
   Other assets                                        (347)           (438)
   Accrued expenses and other liabilities               711          (1,047)
                                                   --------        --------
Net cash provided by operating activities             6,217           3,764
                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                                 (86,680)        (84,552)
  Loan principal repayments                         111,418          94,706
  Loans purchased                                   (12,466)        (52,484)
  Loans sold                                         12,762           7,567
  Principal repayments of securities available
   for sale                                          22,804          12,800
  Maturity of securities available for sale           2,000               -
  Proceeds from sale of securities available for
   sale                                                   -          30,400
  Purchase of securities available for sale         (21,659)        (18,895)
  Purchases of stock in FHLB                              -          (1,267)
  Purchases of premises and equipment                   (37)           (197)
  Proceeds from sales of premises and equipment           1              39
                                                   --------        --------
Net cash provided by (used in) investing
 activities                                          28,143         (11,883)
                                                   --------        --------


                                      (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase(decrease) in deposits                ($4,654)        ($5,918)
  Change in advances from borrowers for taxes
   and insurance                                         (5)             43
  Proceeds from borrowings from FHLB                310,400         634,560
  Payments of borrowings from FHLB                 (331,725)       (611,085)
  Payment of cash dividends                            (913)         (1,024)
  Stock options excercised                              215             152
  Stock repurchased and retired                           -          (9,678)
                                                  ---------       ---------
Net cash provided by (used in) financing
 activities                                         (26,682)          7,050
                                                  ---------       ---------

Net increase(decrease) in cash                        7,678          (1,069)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        7,795          10,581
                                                  ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  15,473       $   9,512
                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings         $   6,942       $   9,833
Income taxes                                          1,346           1,830

Noncash investing activities:
Unrealized gain(loss) on securities available
 for sale, net of tax                                 1,730            (256)


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                      (6)

               OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp.'s and its subsidiary's, Pioneer Bank, a Federal Savings Bank (the "Bank") (together, the "Company"), financial condition as of December 31, 2002 and March 31, 2002, the results of their operations for the three and nine months ended December 31, 2002 and 2001 and their cash flows for the nine months ended December 31, 2002 and 2001. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated other comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale, net of tax. The following summarizes total comprehensive income (loss) for the noted periods:


                 Three Months Ended       Nine Months Ended
                    December 31,             December 31,
                 ------------------      ------------------
                   2002       2001         2002        2001
                 -------     -----       -------      -----
                 $ 1,139     $(503)      $ 5,662      $ 561
                 =======     =====       =======      =====

                                      (7)

3.  ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows for the year ended March 31, 2002 and for nine months ended December 31, 2002:


                                December 31, 2002     March 31, 2002
                                 (in thousands)       (in thousands)
                                -----------------     --------------
Balance, beginning of period         $ 2,280              $ 2,098
Charge-offs                             (285)                (341)
Recoveries                                38                   42
Provision for loan losses                284                  481
                                     -------              -------
Balance, end of period               $ 2,317              $ 2,280
                                     =======              =======

4.  ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at December 31, 2002 consisted of 12 term advances and one variable rate advance varying in length from 74 days to 332 months totaling $65.8 million from the FHLB of Seattle. The advances are collateralized in aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at December 31, 2002:

Due in less than one year:
--------------------------
Amount         Range of Interest      Weighted Average
                     Rates              Interest Rate
------------------------------------------------------
$33,775,000      1.35% - 7.22%              5.80%


Due within one to five years:
-----------------------------
Amount         Range of Interest      Weighted Average
                     Rates              Interest Rate
------------------------------------------------------
$22,000,000      2.22% - 7.03%               4.88%


Due in greater than five years:
-------------------------------
Amount         Range of Interest      Weighted Average
                     Rates              Interest Rate
------------------------------------------------------
$10,000,000      7.10% - 7.12%               7.11%


                                      (8)

5.   EARNINGS PER SHARE

     Shares held by the Company's ESOP that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted Earnings Per Share ("EPS"). Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares of restricted stock awarded but not released under the Company's MRDP and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net income.

                       For the Three Months Ended   For the Nine Months Ended
                              December 31,                 December 31,
                       --------------------------  --------------------------
                          2002          2001           2002          2001
                       ---------      ---------     ---------     ---------
Weighted average common
 shares outstanding
 basic                 2,923,621      2,938,332     2,888,538     3,189,274

Effect of Dilutive
 Securities on Number
 of Shares:
    MRDP shares           46,556         12,930        33,229        23,024
    Stock Options        164,326        126,743       154,509        96,321
Total Dilutive
 Securities              210,882        139,673       187,738       119,345
Weighted average
 common shares
 outstanding with
 dilution              3,134,503      3,078,005     3,076,276     3,308,619

6.  REGULATORY CAPITAL

     The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at December 31, 2002 and March 31, 2002.

As of December 31, 2002:
                                                              Categorized as
                                                            "Well Capitalized"
                                           For Capital         Under Prompt
                                            Adequacy        Corrective Action
                           Actual           Purposes            Provision
                        (In Thousands)    (In Thousands)      (In Thousands)
                        --------------    --------------    ------------------
                        Amount   Ratio    Amount   Ratio      Amount    Ratio
                        ------   -----    ------   -----      ------    -----
As of Dec. 31, 2002:

Total Capital:
 (To Risk Weighted
  Assets)             $ 46,879   18.7%   $ 20,038   8.0%     $ 25,048   10.0%

Tier I Capital:
 (To Risk Weighted
  Assets)               44,562   17.8       N/A     N/A        15,014    6.0

Tier I Capital:
 (To Tangible Assets)   44,562   11.9      15,125   4.0        18,734    5.0

Tangible Capital:
 (To Tangible Assets)   44,562   11.9       5,620   1.5         N/A      N/A


                                      (9)

As of March 31, 2002:
                                                              Categorized as
                                                            "Well Capitalized"
                                           For Capital         Under Prompt
                                            Adequacy        Corrective Action
                           Actual           Purposes            Provision
                        (In Thousands)    (In Thousands)      (In Thousands)
                        --------------    --------------    ------------------
                        Amount   Ratio    Amount   Ratio      Amount    Ratio
                        ------   -----    ------   -----      ------    -----
As of March 31, 2002:

Total Capital:
 (To Risk Weighted
  Assets)             $ 42,583   16.3%   $ 20,939   8.0%    $ 26,174    10.0%

Tier I Capital:
 (To Risk Weighted
  Assets)               40,303   15.4       N/A     N/A       15,704     6.0

Tier I Capital:
 (To Tangible Assets)   40,303   10.2      15,823   4.0       19,778     5.0

Tangible Capital:
 (To Tangible Assets)   40,303   10.2       5,934   1.5         N/A      N/A


7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Management does not believe that the adoption of this Statement will have a material effect on the Company's consolidated financial statements.

     In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. The provisions of this statement provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. The Company currently has no goodwill that will be impacted by SFAS No. 147.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. FASB has determined that retroactive application of this statement would be excessively burdensome and compensation to only new grants will be effected. As no stock options have been awarded in the current period, this statement will have no effect on the Company's consolidated financial statements.

                                    (10)

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, loan delinquency rates, changes in accounting practices, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors effecting operations, pricing, products and services. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

GENERAL

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At December 31, 2002, the Company had total assets of $380.2 million, total deposits of $251.4 million and shareholders' equity of $58.8 million. The Company is not currently engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

                                     (11)

The Bank was organized in 1901. It is regulated by the OTS and its deposits are insured up to applicable limits under the Savings Association Insurance Fund (SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank is a member of the FHLB of Seattle, conducting its business through nine office facilities, with its headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney, Grant and Umatilla in Eastern Oregon.

The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans, consumer and commercial loans within its primary market area. At December 31, 2002, one-to-four family residential mortgage loans totaled $103.3 million, or 42.5% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of these activities, at December 31, 2002 the Company had agricultural loans of $19.8 million, commercial business loans of $20.5 million, commercial real estate loans of $40.5 million, agricultural real estate loans of $4.0 million, and automobile loans of $28.0 million (including $24.7 million of purchased dealer-originated contracts).

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of income for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include increasing the origination of commercial and agricultural loans with adjustable interest rates. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is focusing on growing its fee income and controlling its non-interest expense.


CHANGES IN FINANCIAL CONDITION

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2002

Total assets decreased $18.2 million, or 4.6%, from $398.4 million at March 31, 2002, to $380.2 million at December 31, 2002. The reduction in assets was primarily attributable to a $25.2 million, or 9.5%, decrease in net loans receivable from $265.9 million at March 31, 2002, to $240.7 million at December 31, 2002. The reduction in loans was a result of payoffs in a commercial real estate loan pool the Company purchased in 2001 and the sale of $12.8 million of newly originated residential real estate loans. The commercial real estate pool loans decreased $7.9 million, or 28.7%, from $27.6 million at March 31, 2002 to $19.7 million at December 31, 2002. Residential real estate loans decreased $18.6 million, or 15.3%, from $121.9 million at March 31, 2002 to $103.3 million at December 31, 2002. Cash equivalents increased $7.7 million, or 98.5%, from $7.8 million at March 31, 2002 to $15.5 million at December 31, 2002. The increase in cash equivalents reflects the Company's decision to increase liquidity and reduce exposure to long-term fixed rate investments and loans in this low interest rate environment. Securities decreased $380,000, or 0.4%, from $92.4 million at March 31, 2002, to $92.0 million at December 31, 2002.

                                     (12)

Non-performing assets, consisting of non-accruing loans, real estate owned and other repossessed assets, increased $61,000, or 15.5% from $394,000 at March 31, 2002, to $455,000 at December 31, 2002. Non-performing assets represented ..12% of total assets at December 31, 2002 and .10% of total assets at March 31, 2002. The allowance for loan losses was 965.4% of non-performing loans at December 31, 2002, compared to 678.6% at March 31,2002.

For the nine months ended December 31, 2002, non-interest bearing checking accounts increased $3.8 million, or 17.2%, from $21.9 million at March 31,
2002 to $25.6 million at December 31, 2002.   Interest checking, statement
savings and money market accounts increased $3.8 million, or 3.3%, to $118.7 million at December 31, 2002 from $114.9 million at March 31, 2002.
Offsetting the increases in core deposit accounts, certificate of deposit accounts decreased $12.2 million, or 10.2% to $107.1 million at December 31, 2002 from $119.3 million at March 31, 2002. Core deposits now represent 57.4% of total deposits while certificates of deposit represent 42.6% of total deposits. The growth in transaction accounts reflects the Company's strategy to decrease its dependence on more expensive borrowings and certificates of deposit. For the quarter ended December 31, 2002, the average cost of transaction and savings accounts was 0.86% while the average cost of certificates of deposit was 3.36%. Borrowings from the FHLB of Seattle decreased 24.5%, or $21.3 million, to $65.8 million during the nine months ended December 31, 2002 from $87.1 million at March 31, 2002. The Company decreased borrowings as a result of the reductions in real estate loans due to loan sales and payoffs.

For the nine months ended December 31, 2002, the Company's book value per share increased 8.4% to $20.05 per share from $18.50 at March 31, 2002. Shareholders' equity increased by 11.4%, or $6.0 million, from $52.8 million to $58.8 million for the nine months ended December 31, 2002. The increase in shareholders' equity was, primarily, the result of the Company earning net income of $3.9 million during the nine months ended December 31, 2002, as well as a $1.7 million increase in the unrealized gain on securities available for sale, net of tax, during the same period.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE
MONTHS ENDED DECEMBER 31, 2002 AND 2001

GENERAL. For the quarter ended December 31, 2002, the Company had net income of $1.3 million, or $.42 per share (diluted), compared to net income of $1.2 million, or $.40 per share (diluted), for the quarter ended December 31, 2001, an increase of $100,000. Net income for the first nine months of the current year was $3.9 million, or $1.28 per share (diluted), compared to net income of $3.6 million, or $1.10 per share (diluted), for the nine months ended December 31, 2001, an increase of $305,000. For the nine months ended December 31, 2002, net interest income before provision for loan losses was $12.0 million, and increase of 6.8%, or $768,000, the provision for loans losses was $284,000, a decrease of 16.0%, or $54,000, non-interest income was relatively unchanged at $2.5 million, while non-interest expense was $8.2 million, a decrease of 2.2%, or $187,000.

INTEREST INCOME. Interest income for the quarter ended December 31, 2002, was $6.2 million compared to $6.9 million for the quarter ended December 31, 2001, a decrease of $642,000, or 9.4%. The decrease in interest income occurred as a result of a $2.1 million, or 0.6%, decrease in average balances of interest-earning assets as well as a 67 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 6.87% for the quarter ended December 31, 2002, compared to 7.54% for the same period a year

                                     (13)
earlier. Average loans receivable for the quarter ended December 31, 2002, decreased by $43.9 million, or 15.2%, when compared to the quarter ended December 31, 2001. Interest income on loans decreased by $1.0 million, or 18.2%, to $4.7 million in the quarter ended December 31, 2002 compared to $5.7 million for the same quarter in the prior year as a result of declining rates and loan balances. The decrease in average loan yield reflects the significant decline in the level of market interest rates compared to prior year levels. Interest and dividend income on securities and other investments increased by $407,000, or 37.2%, for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 reflecting an increase in the average security balances partially offset by a reduction in the yield on securities.

Interest income for the nine months ended December 31, 2002 was $19.2 million compared to $21.4 million for the quarter ended December 31, 2001, a decrease of $2.2 million, or 10.5%. For the nine month period, interest income from loans decreased $2.8 million, or 16.2%, to $14.6 million for the nine months ended December 31, 2002 from $17.5 million for the comparable period in 2001. The decrease in loan interest income reflected the effect of a $31.4 million reduction in average loans receivable balances and a 70 basis point decrease in the yield on the loan balances. Interest and dividend income from securities and other investments increased $586,000, or 14.8%, from $4.0 million for the nine months ended December 31, 2001, to $4.6 million in the current nine month period, reflecting a $23.9 million increase in average balances along with a 80 basis point decrease in yield from 6.71% to 5.91%. The yield on average earning assets decreased from 7.70% for the nine months ended December 31, 2001, to 7.00% for the nine months ended December 31, 2002, as a result of declines in the level of the market interest rates.

INTEREST EXPENSE.   Interest expense for the quarter ended December 31, 2002,
was $2.2 million compared to $3.0 million for the comparable period in 2001, a decrease of $741,000, or 25.1%. The decrease in interest expense was a result of a decrease in the average cost of all interest-bearing liabilities from 3.47% to 2.65%. The decrease in the average cost of funds was generally a result of a lower interest rate environment and increases in low cost transaction account balances and decreases in higher costing certificate of deposit account balances. Deposit interest expense decreased $659,000, or 34.6%, to $1.2 million for the quarter ended December 31, 2002, compared to $1.9 million for the same quarter a year ago. Transaction and savings deposit accounts had an average balance of $147.8 million and an average cost of 0.86% for the quarter ended December 31, 2002, compared to $129.1 million and an average cost of 1.42% for the comparable quarter a year ago. Certificate of deposit accounts had an average balance of $110.4 million and an average cost of 3.36% for the quarter ended December 31, 2002, compared to $122.8 million and an average cost of 4.72% for the comparable quarter a year ago. Borrowings had an average balance of $69.7 million and an average cost of 5.55% for the quarter ended December 31, 2002, compared to $80.8 million and an average cost of 5.19% for the comparable quarter a year ago.

Interest expense for the nine months ended December 31, 2002, was $7.2 million compared to $10.2 million for the comparable period in 2001, a decrease of $3.0 million, or 29.6%. The decrease in interest expense was a result of a decrease in the average cost of all interest-bearing liabilities from 3.99% to 2.84%. The decrease in the average cost of funds was generally a result of a lower interest rate environment and increases in low cost transaction account balances offset by decreases in certificate of deposit account balances. Deposit interest expense decreased $2.4 million, or 36.4%, to $4.2 million for the nine months ended December 31, 2002, compared to $6.6 million for the same period a year ago. Transaction and savings deposit accounts had an

                                     (14)
average balance of $143.8 million and an average cost of 1.04% for the nine months ended December 31, 2002, compared to $127.6 million and an average cost of 1.90% for the comparable period a year ago. Certificate of deposit accounts had an average balance of $114.5 million and an average cost of 3.61% for the nine months ended December 31, 2002, compared to $123.4 million and an average cost of 5.33% for the comparable period a year ago. Borrowings had an average balance of $75.3 million and an average cost of 5.22% for the nine months ended December 31, 2002, compared to $86.6 million and an average cost of 5.46% for the comparable period a year ago.

PROVISION FOR LOAN LOSSES. For the quarter ended December 31, 2002, the provision for loan losses was $36,000 compared to a $4,000 credit for the same period in 2001. The increase in the provision for the quarter ended December 31, 2002 is the result of an increase in classified assets partially offset by a decline in loans outstanding. For the nine months ended December 31, 2002, the provision for loan losses was $284,000 compared to $337,000 for the nine months ended December 31, 2001, a decrease of $53,000. The reduction in the provision for loan losses reflects the decrease in loans, partially offset by the increase in classified assets that occurred during the nine months ended December 31, 2002.

NON-INTEREST INCOME. Non-interest income was $858,000 for the quarter ended December 31, 2002, an increase of $62,000, or 7.8%, from $796,000 for the quarter ended December 31, 2001. The increase in non-interest income for the quarter ended December 31, 2002 is a result of increased fee income from the sale of newly originated residential real estate loans, as well as a reduction in losses on repossessed property.

For the nine months ended December 31, 2002 non-interest income declined $30,000 to $2.5 million compared to the same period a year ago. The decrease in interest income was caused by a $314,000 gain of the sale of securities that occurred in the period a year ago versus no gain in the current nine month period. Offsetting the reduction in gain on securities was a $79,000 increase in service charges on deposit accounts, a $66,000 increase in loan fee income and a $139,000 increase in other income for the nine months ended December 31, 2002. Generally the increases in deposit product fee income are related to growth in deposit accounts while the increase in loan fees income is related to increased loan originations and sales.

NON-INTEREST EXPENSE. Non-interest expense decreased $243,000, or 8.2%, for the quarter ended December 31, 2002 to $2.7 million from $3.0 million for the same quarter a year ago. The reduction in non-interest expense was a result of a $237,000, or 65.3%, decrease in professional fees, partially offset by an $82,000, or 5.1%, increase in compensation and benefit expenses. The reduction in professional fees was a result of the Company having incurred significant legal fees in 2001, in connection with its contested proxy for that year, which the Company did not incur in 2002. The increase in employee compensation and benefit expenses is attributable to normal increases in employee compensation that occur each year.

Non-interest expense for the nine months ended December 31, 2002 was $8.2 million, a decrease of $187,000, or 2.2%, compared to the $8.4 million expensed in the same period a year ago. The decrease in non-interest expense for the nine months ended December 31, 2002 was partially attributable to a $691,000 reduction in professional fees, partially offset by a $382,000 increase in compensation and benefit expenses. The reduction in professional fees was a result of the

                                     (15)

Company having incurred significant legal fees in 2001, in connection with its contested proxy for that year, which the Company did not incur in 2002. The increase in employee compensation and benefit expenses is due to normal increases in employee compensation that occur each year.

INCOME TAXES. The provision for income taxes was $767,000 for the quarter ended December 31, 2002 compared to $513,000 for the same quarter a year ago. The effective tax rate for the quarter ended December 31, 2002 was 36.6% compared to 29.6% for the same quarter a year ago. Generally, the lower effective tax rate in 2001 was a result of an income tax benefit related to the Company's ESOP in 2001 and by the Company having higher levels of earnings taxed at a higher marginal tax rate in 2002. The provision for income taxes was $2.1 million for the nine months ended December 31, 2002 compared to $1.4 million for the comparable period in 2001. For the nine months ended December 31, 2002 the effective tax rate was 34.5% compared to 27.8% for the same period a year ago. Generally, the lower effective tax rate was a result an income tax benefit related to the Company's ESOP in 2001 and by the Company having higher levels of earnings taxed at a higher marginal tax rate in 2002.



Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. The Bank has taken steps to decrease its interest rate risk by better matching maturities of its balance sheet items. During the nine months ended December 31, 2002, there was a significant reduction in the balance of interest rate sensitive assets as well as a reduction in the average life of remaining interest rate sensitive assets. The table below illustrates market risk as of September 30, 2002, the most current information available.

                                Estimated Change in Net Portfolio Value
   Basis Points ("bp")                        (in Thousands)
   Change in Interest          -----------------------------------------
        Rates                  September 30, 2002        March 31, 2002
   -------------------         ------------------     ------------------
        300(bp)                -$14,177    -25.8%     -$21,412     -37.7%
        200                      -8,144    -14.8%      -14,430     -25.4%
        100                      -2,688     -4.9%       -7,156     -12.6%
         0                            0      0.0%            0       0.0%
       -100                        -808     -1.5%        4,202       7.4%
       -200                           0      0.0%            0       0.0%
       -300                           0      0.0%            0       0.0%


                                     (16)

Item 4.

Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)- 14(c) of the Securities and Exchange Act of 1934(the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                                     (17)

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

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------
            Not applicable.

Item 3.     Defaults Upon Senior Securities
            -------------------------------
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            No matters were submitted to a vote of security holders during the third quarter of the fiscal year ended March 31, 2003.

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


     (b)  Reports on Form 8-K
          No Reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                     (18)

                                  SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.


Date:  February 12, 2003           By:/s/ Berniel L. Maughan
                                      --------------------------------
                                      Berniel L. Maughan, President and
                                      Chief Executive Officer


Date:  February 12, 2003           By:/s/ Jonathan P. McCreary
                                      ---------------------------------
                                      Jonathan P. McCreary, Chief Financial
                                      Officer


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

Date: February 12, 2003

                                       /s/ Berniel L. Maughan
                                       ------------------------------
                                       Berniel L. Maughan
                                       President and Chief Executive Officer

                                (20)

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

Date: February 12, 2003

                                       /s/ Jonathan P. McCreary
                                       ------------------------------
                                       Jonathan P. McCreary
                                       Chief Financial Officer

                                     (21)

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

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.



/s/ Berniel L. Maughan                         /s/ Jonathan P. McCreary
-----------------------------                  -----------------------------
Berniel L. Maughan                             Jonathan P. McCreary
President and Chief Executive Officer          Chief Financial
Officer

Date: February 12, 2003

                                     (22)