Form 10-K
period 2003-03-31
OREGON TRAIL FINANCIAL CORP
filed 2003-06-30
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended March 31, 2003           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 0-22953

                           OREGON TRAIL FINANCIAL CORP.
-----------------------------------------------------------------------------
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

Securities registered pursuant to Section 12(g) of
 the Act:                                                 Common Stock, par
                                                        value $.01 per share
                                                       ----------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES          NO   X
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

     As of April 14, 2003, there were issued and outstanding 3,107,692 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on April 14, 2003 of $23.10, was $71,787,685.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended March 31, 2003 ("Annual Report") (Parts I and II).

                                    PART I

Item 1.  Business
-----------------

General

     Oregon Trail Financial Corp. ("Company"), an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Pioneer Bank, A Federal Savings Bank ("Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At March 31, 2003, the Company had total assets of $377.5 million, total deposits of $249.1 million and shareholders' equity of $60.1 million. All references to the Company herein include the Bank where applicable.

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

     In addition to its lending activities, the Bank invests excess liquidity in short to long term U.S. Government and government agency securities and mortgage-backed and related securities issued by U.S. Government agencies. Investment securities and mortgage-backed and related securities constituted 28.6% of total assets at March 31, 2003. See "-- Investment Activities."

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

Pending Acquisition

     On February 24, 2003, the Company entered into a definitive merger agreement ("Agreement") with FirstBank NW Corp., Lewiston, Idaho ("FirstBank") pursuant to which the Company will be merged into FirstBank NW Corp. The Agreement also provides for the merger of the Bank with and into FirstBank's subsidiary financial institution, FirstBank Northwest. Under the terms of the Agreement, shareholders of the Company may elect to receive either cash or shares of FirstBank common stock in exchange for their shares of Oregon Trail common stock. The aggregate purchase price for the transaction is approximately $74.0 million. Consummation of the merger is subject to approval by FirstBank's and the Company's shareholders and the receipt of all required regulatory approvals. It is anticipated that the transaction will be completed in the fourth quarter of calendar year 2003.

Lending Activities

     General. The Bank's loan portfolio totaled $228.2 million at March 31, 2003, representing 60.5% of total assets at that date. The Bank concentrates its lending activities within its primary market area. Historically, the Bank's primary lending activity has been the origination of one- to- four family residential mortgage loans. To a lesser extent, the Bank makes mortgage loans for the purpose of constructing primarily single-family residences.

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

     The Bank has also been active in the origination of consumer loans, which primarily consist of automobile loans and home equity loans, secured and unsecured and, to a lesser extent, credit card loans, home improvement loans, mobile home loans and loans secured by savings deposits. More recently, the Bank has expanded its purchase of dealer-originated contracts to include those secured by automobiles, motorcycles, all terrain and recreational vehicles, including travel trailers. During the fiscal year ended March 31, 2003, the Bank purchased $800,000 of dealer originated contracts secured by recreational vehicles, campers, boats, snowmobiles, and all-terrain-vehicles.

    Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio at the dates indicated. The Bank had no concentration of loans exceeding 10% of total gross loans other than as presented below.

                                                   At March 31,
                     ---------------------------------------------------------------------------------------
                          2003              2002              2001              2000              1999
                     ---------------   ---------------   ---------------   ---------------   ---------------
                     Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                     ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                      (Dollars in thousands)
Mortgage Loans:
 One-to-four-
  family...........$ 94,456  40.75%   $122,950  45.60%  $137,354  53.97%  $127,589  57.13%  $109,089  58.00%
 Multi-family......   7,724   3.33      10,799   4.00      2,459   0.97      2,989   1.34      2,810   1.49
 Commercial........  30,874  13.32      36,397  13.50     18,235   7.17     14,808   6.63     13,703   7.29
 Agricultural......   3,952   1.71       3,505   1.30      3,548   1.39      2,420   1.08      2,240   1.19
 Construction......     676   0.29       1,255   0.47      1,399   0.55      3,648   1.63      2,825   1.50
 Land..............      23   0.01          34   0.01        124   0.05        158   0.07        330   0.17
                   -------- ------    -------- ------   -------- ------   -------- ------   -------- ------
   Total mortgage
    loans.......... 137,705  59.41     174,940  64.88    163,119  64.10    151,612  67.88    130,997  69.64
                   -------- ------    -------- ------   -------- ------   -------- ------   -------- ------

Consumer Loans:
 Home equity and
  second mortgage..  12,313   5.31      14,039   5.21     15,890   6.24     14,983   6.71     16,262   8.65
 Credit card.......   1,354   0.58       1,174   0.43      1,093   0.43      1,026   0.46        949   0.50
 Automobile(1).....  27,058  11.67      28,147  10.44     26,501  10.41     21,547   9.65     11,843   6.30
 Loans secured by
  deposit accounts.     288   0.13         502   0.19        528   0.21        452   0.20        416   0.22
 Unsecured.........   6,357   2.74       6,066   2.25      4,909   1.93      3,414   1.53      2,836   1.50
 Other.............   4,174   1.80       4,443   1.64      3,992   1.57      3,190   1.43      2,985   1.59
                   -------- ------    -------- ------   -------- ------   -------- ------   -------- ------
   Total consumer
    loans..........  51,544  22.23      54,371  20.16     52,913  20.79     44,612  19.98     35,291  18.76
                   -------- ------    -------- ------   -------- ------   -------- ------   -------- ------

Commercial business
 loans.............  26,270  11.33      24,152   8.96     22,396   8.80     13,853   6.20     12,031   6.40
                   -------- ------    -------- ------   -------- ------   -------- ------   -------- ------

Agricultural loans.  16,294   7.03      16,185   6.00     16,054   6.31     13,275   5.94      9,781   5.20
                   -------- ------    -------- ------   -------- ------   -------- ------   -------- ------

   Total loans..... 231,813 100.00%    269,648 100.00%   254,482 100.00%   223,352 100.00%   188,100 100.00%
                            ======             ======            ======            ======            ======

Less:
Net deferred loan
 fees..............   1,365              1,505             1,487             1,365             1,125
Allowance for loan
 losses............   2,221              2,280             2,098             1,396             1,228
                   --------           --------          --------          --------          --------

   Total loans
    receivable,
    net............$228,227           $265,863          $250,897          $220,591          $185,747
                   ========           ========          ========          ========          ========

----------------
(1)     Includes dealer-originated automobile contracts of $24.1 million, $24.3 million and $13.6 million at
        March 31, 2003, 2002 and 2001, respectively.

                                                  3

     One- to- Four Family Real Estate Lending. Historically, the Bank has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to- four family residences located in its primary market area. At March 31, 2003, $94.5 million, or 40.8%, of the Bank's total loan portfolio, consisted of such loans, with an average loan balance of $62,000.

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

     At March 31, 2003, $77.4 million, or 33.4%, of the total loans before net items were fixed rate one- to- four family loans and $17.1 million, or 7.4%, were adjustable rate mortgage loans ("ARM loans"). The Bank offers an ARM product for its portfolio with an interest rate that is fixed for three years then adjusts annually based on the one year Treasury constant maturity index. The Bank's ARMs are typically based on a 30-year amortization schedule. The Bank's current ARM loans do not provide for negative amortization and generally provide for annual and lifetime interest rate adjustment limits of 2.0% and 6.0%, respectively.

     At March 31, 2003, $9.8 million, or 57.4% of the Bank's total ARM loans had interest rates that adjusted annually based on the Eleventh District Cost of Funds Index ("COFI"). The COFI is a lagging index which, together with the periodic and overall interest rate caps, may cause the yield on such loans to adjust more slowly than the cost of interest-bearing liabilities especially in a rapidly rising rate environment. In November 1995, the Bank discontinued using the COFI index and began using the one year Treasury constant maturity index.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the life expectancy of the loan and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

     Agricultural Lending. Agriculture is a major industry in the Bank's market area. Subject to market conditions, the Bank intends to continue to emphasize agricultural loans. In 1996, the Bank began originating a significant number of loans to finance agricultural needs. This includes collateral secured agricultural loans for the purchase of farmland and equipment. At March 31, 2003, agricultural loans, including those secured by agriculture real estate, amounted to $20.2 million, or 8.7%, of the total loan portfolio; $4.0 million of these loans were secured by real estate. The Bank has sought to limit its agricultural lending to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural business cycles, reliable cash flow and a willingness to provide the Bank with the necessary financial reporting.

     Agricultural operating loans are made to finance operating expenses over the course of a growing season with such loans being typically made in amounts of $500,000 or less. However, the Bank's largest agricultural operating loan had an original commitment of $2.4 million (with $336,000 outstanding at March 31, 2003) which was provided to finance a farming operation that grows mint, grain, and potatoes. This loan was performing in accordance with its terms at March 31, 2003. Agricultural operating loans generally are made as a percentage of the borrower's anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. The variables that effect income during the year are yields and market prices. Consideration is given to projected yields and commodity prices. The interest rate is normally adjusted monthly based on the prime rate as published in The Wall Street Journal, plus a negotiated margin of up to 2%. Because such loans are made to finance annual operations and expenses, they are written on a one-year review and renewable basis. The renewal is dependent upon prior year's performance and the forthcoming year's projections as well as overall financial strength of the borrower. The Bank carefully monitors these loans and prepares monthly variance reports on income and expenses. To meet the seasonal operating needs, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

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

     Agricultural real estate loans primarily are secured by first liens on farmland and improvements thereon located in the Bank's market area, to service the needs of the Bank's existing customers. The largest such loan totaled $821,000 and was performing according to its terms at March 31, 2003. Loans are generally written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from 10 to 20 years. Such loans have interest rates that generally adjust at least every five years based upon the current five year Treasury Constant or The Wall Street Journal prime, plus a negotiated margin. In originating an agricultural real estate loan, the Bank considers the debt service coverage of the borrower's cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower's past performance with the Bank and/or market area.

     Payments on an agricultural real estate loan depend, to a large degree, on the results of operation of the related entity. The repayment is also subject to both economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. Such loans are not made to start up businesses but are generally reserved for profitable operators with substantial equity and proven history. At March 31, 2003, agricultural real estate loans totaled $4.0 million, or 1.7%, of the loan portfolio.

     Among the greatest and more common risks to agricultural lending can be weather conditions and disease. This risk can be mitigated through multi-peril crop insurance. The lack of water has the potential to decrease yields and increase energy costs for the Bank's borrowers. Commodity prices also present a risk which may be reduced by the use of set price contracts. Required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. The Bank also takes into consideration management succession, life insurance and business continuation plans. The Bank is an approved Farm Service Agency ("FSA") lender and at March 31, 2003 had three FSA guaranteed loans with an outstanding balance of $283,000.

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

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the borrower may be required to fund the cost overruns. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the aggregate amount of outstanding construction loans. At March 31, 2003, construction loans amounted to $676,000, or 0.3%, of the loan portfolio.

     Multi-Family and Commercial Real Estate Lending. The multi-family residential loan portfolio consists primarily of loans secured by apartment buildings and the commercial real estate loan portfolio includes loans to finance the construction or acquisition of small office buildings and retail stores. The largest such loan totaled $2.8 million and was performing according to its terms at March 31, 2003. At March 31, 2003, the Bank had $7.7 million of multi-family residential and $30.9 million of commercial real estate loans, which amounted to 3.3% and 13.3%, respectively, of the total loan portfolio at such date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. Such loans generally are granted on 15 to 20 year terms on an adjustable rate with established floors. On fixed rate loans, terms generally do not exceed ten years.

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

     Consumer and Other Lending. The Bank originates a variety of consumer loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At March 31, 2003, the Bank's consumer loans totaled approximately $51.5 million, or 22.2%, of the Bank's total loans. The Bank's consumer loans consist primarily of home improvement and equity loans, automobile loans, boat and recreational vehicle loans, unsecured loans, credit card loans and deposit account loans.

     The Bank offers open-ended "preferred" lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is one to two percentage points above the prime lending rate, as published in The Wall Street Journal, while the rate on unsecured lines is three to four percentage points above this prime lending rate. In both cases, the rate adjusts monthly. The majority of the approved lines of credit at March 31, 2003 were equal to or less than $25,000. The Bank requires repayment of at least 2% of the unpaid principal balance monthly. At March 31, 2003, approved lines of credit totaled $22.7 million, of which $11.4 million was outstanding.

     The Bank offers closed-end home equity loans that are made on the security of one-to-four family residences. Loans normally do not exceed 80% of the appraised or tax assessed value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 15 years requiring monthly payments of principal and interest. At March 31, 2003, home equity loans and second mortgage loans, excluding personal lines of credit, amounted to $6.9 million, or 3.0%, of total loans.

     At March 31, 2003, the Bank's automobile loan portfolio amounted to $27.1 million, or 52.5%, of consumer loans and 11.7% of total loans at such date. Since January 1997, a substantial portion of the Bank's automobile loans have been originated indirectly by a network of approximately 36 automobile dealers, most located in the Bank's market area and adjacent markets in Oregon and Idaho. Indirect automobile loans accounted for approximately 75.5% of the Bank's total consumer loan originations during the year ended March 31, 2003. The applications for such loans are taken by employees of the dealer, the loans are written on the dealer's contract pursuant to the Bank's underwriting standards using the dealer's loan documents with terms substantially similar to the Bank's. All indirect loans must be approved by specific loan officers of the Bank who have experience with this type of lending. The automobile dealers are paid a premium by the Bank. This premium is amortized over the life of the loan. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

     The maximum term for the Bank's automobile loans is 180 months with the amount financed based upon a percent of purchase price. The Bank generally requires all borrowers to maintain automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee.

     At March 31, 2003, unsecured consumer loans amounted to $6.4 million, or 2.7%, of total loans. These loans are made for a maximum of 36 months or less with fixed rates of interest and are offered primarily to existing customers of the Bank to mitigate the additional risk of the unsecured status.

     Since December 1992, the Bank has offered credit card loans through its participation as a VISA card issuer. The Bank does not actively solicit credit card business beyond its customer base and market area and has not engaged in mailing of pre-approved credit cards. The rate currently charged by the Bank on its credit card loans is the prime rate, as published in The Wall Street Journal, plus 3% to 7%, and the Bank is permitted to change the interest rate quarterly. Processing of bills and payments is contracted to an outside servicer. At March 31, 2003, the Bank had a commitment to fund an aggregate of $9.8 million of credit card loans, which represented the aggregate credit limit on credit cards, and had $1.4 million of credit card loans outstanding, representing 0.6% of its total loan portfolio. The Bank intends to continue credit card lending and estimates that at current levels of credit card loans, it makes a small monthly profit net of service expenses and write-offs.

     Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At March 31, 2003, the Bank had $57,000 in consumer loans accounted for on a nonaccrual basis.

     Commercial Business Lending. The Bank originates commercial business loans to small and medium sized businesses in its primary market area. Commercial business loans are generally made to finance fixed asset acquisitions, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Generally, loans to finance short-term working capital are made for one year or less with interest rates adjusted monthly at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin of up to 3%. Loans to finance the purchase of equipment are made for terms generally seven years or less at either a fixed or adjustable rate. At March 31, 2003, the commercial business loans amounted to $26.3 million, or 11.3%, of the total loan portfolio.

     At March 31, 2003, the largest outstanding commercial business loan was a $1.7 million operating line of credit to a manufacturing company with a balance of $1.2 million. Such loan was performing according to its terms at March 31, 2003.

     The Bank is an approved Small Business Administration ("SBA") lender and at March 31, 2003, had two SBA loans that totaled $186,000. The Bank also entered into an agreement with the Oregon Economic Development Department ("OEDD") to provide loan guarantees on small business loans. As of March 31, 2003, the Bank had one OEDD loans that totaled $143,000. The Bank intends to continue to originate loans to local businesses within its primary market area using these programs, subject to market conditions.

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

     Maturity of Loan Portfolio. The following table sets forth certain information at March 31, 2003, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                      After     After
                                    One Year   3 Years
                           Within   Through    Through     Over
                          One Year  3 Years    5 Years   Five Years   Total
                          --------  -------    -------   ----------   -----
                                       (In thousands)

Mortgage loans:
 One- to- four family....  $    69  $   390    $   658    $93,339    $94,456
 Multi-family............      365      319      1,940      5,100      7,724
 Commercial..............      157      391        855     29,471     30,874
 Agricultural............       --       --        230      3,722      3,952
 Construction............       --       --         --        676        676
 Land....................       --       --         23         --         23

Consumer loans:
 Home equity and second
  mortgage...............      103      391      1,007     10,812     12,313
 Automobile..............      384    5,964     15,191      5,519     27,058
 Credit card.............       11       43        111      1,189      1,354
 Loans secured by deposit
  accounts...............       78       34        176         --        288
 Unsecured...............      296      381        390      5,290      6,357
 Other...................       24      433        785      2,932      4,174

Commercial business
 loans...................    9,298    2,607      4,886      9,479     26,270
Agricultural loans.......   12,005    1,075      1,304      1,910     16,294
                           -------  -------    -------   --------   --------
   Total.................  $22,790  $12,028    $27,556   $169,439   $231,813
                           =======  =======    =======   ========   ========

     The following table sets forth the dollar amount of all loans due after March 31, 2004, which have fixed interest rates and have floating or adjustable interest rates.

                                             Fixed         Floating or
                                             Rates       Adjustable Rates
                                           --------      ----------------
                                                  (In thousands)
Mortgage loans:
 One- to- four family....................  $ 77,434          $16,953
 Multi-family............................       725            6,634
 Commercial..............................     2,171           28,546
 Agricultural............................       612            3,340
 Construction............................       676                -
 Land....................................        23               --
Consumer loans:
 Home equity and second mortgage.........     6,638            5,571
 Automobile..............................    26,674                -
 Credit card.............................        --            1,343
 Loans secured by deposit accounts.......       210               --
 Unsecured...............................       158            5,903
 Other...................................     4,150               --

Commercial business loans................    10,270            6,702
Agricultural loans.......................     2,248            2,041
                                           --------          -------
  Total..................................  $131,989          $77,033
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

     During the year ended March 31, 2003, the Bank began selling its conforming loans along with the servicing of these loans. For the year ended March 31, 2003, the Bank sold $22.0 million in fixed-rate one-to-four family residential mortgage loans. At March 31, 2003, the Bank was not servicing any loans for investors.

     The Bank purchased $39.3 million of commercial real estate loans with properties located in Washington and Idaho during the fiscal year 2002. The balance of these loans at March 31, 2003 was $19.5 million and was performing according to its terms.

     The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated.

                                               Year Ended March 31,
                                       -----------------------------------
                                         2003         2002          2001
                                       --------     --------      --------
                                                (In thousands)

Loans originated:
 Mortgage loans:
 One- to- four family................  $ 27,685     $ 26,446      $ 22,301
 Multi-family........................        --          450             -
 Commercial..........................     4,343        6,921         4,543
 Construction........................       743          265         1,092
 Land................................         -            1            11
 Consumer............................    17,947       18,739        14,170
 Commercial business loans...........    38,013       33,907        28,778
 Agricultural loans..................    32,440       35,378        32,888
                                       --------     --------      --------
   Total loans originated............  $121,171     $122,107      $103,783
                                       ========     ========      ========

                       (table continued on following page)

                                               Year Ended March 31,
                                       -----------------------------------
                                         2003         2002          2001
                                       --------     --------      --------
                                                 (In thousands)

Loans purchased:
 Dealer-originated automobile
  contracts..........................  $ 13,559     $ 14,499      $ 14,499
 Dealer-originated other contracts...       800        1,635            --
 Commercial real estate..............        --       39,262         5,275
                                       --------     --------      --------
   Total loans purchased.............    14,359       55,992        19,774

Loans sold:
 One-to-four family..................    22,002       13,086            --

Loan principal repayments............   151,164      150,047        93,251
                                       --------     --------      --------

Net increase (decrease) in loans
 receivable, net.....................  $(37,636)    $ 14,966      $ 30,306
                                       ========     ========      ========

     Loan Commitments. The Bank issues commitments for loans and lines of credit conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 40 days from approval, depending on the type of transaction. At March 31, 2003, the Bank had loan commitments of $42.5 million. See Note 17 of Notes to Consolidated Financial Statements included in the Annual Report.

     Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modification, late payments and for miscellaneous service related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     The Bank charges loan origination fees which are calculated as a minimum fee or as a percentage of the amount borrowed. In accordance with applicable accounting procedures, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. The Bank recognized $285,000, $215,000 and $71,000 of deferred loan fees during the years ended March 31, 2003, 2002 and 2001, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans.

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

     The following table sets forth information with respect to the Bank's nonperforming assets and restructured loans at the dates indicated.

                                              At March 31,
                             ------------------------------------------------
                              2003      2002       2001       2000     1999
                             --------  --------  --------   -------- --------
                                          (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
 Mortgage loans:
  One- to- four family.....  $     89  $     90  $     --   $    131 $    133
  Nonresidential property..       367        --        45         --        -
  Consumer loans...........        57       246        10         24        5
                             --------  --------  --------   -------- --------

     Total.................       513       336        55        155      138

Foreclosed real estate.....       217        --        41         --       37

Other repossessed assets...        84        58        22          8
                             --------  --------  --------   -------- --------

     Total nonperforming
      assets...............  $    814  $    394  $    118   $    163 $    175
                             ========  ========  ========   ======== ========

Nonaccrual loans as a
 percentage of loans
 receivable, net...........      0.22%     0.12%     0.02%      0.07%    0.07%

Nonaccrual loans as a
 percentage of total
 assets....................      0.14%     0.08%     0.01%      0.04%    0.04%

Nonperforming assets as a
 percentage of total
 assets....................      0.22%     0.10%     0.03%      0.04%    0.06%

Loans receivable, net......  $228,227  $265,863  $250,897   $220,591 $185,747

Total assets...............  $377,485  $398,366  $388,881   $370,612 $313,473

     An additional $25,000 of interest income would have been recorded for the year ended March 31, 2003, had nonaccruing loans been current in accordance with their original terms.

     Real Estate Acquired in Settlement of Loans. See Note 1 of Notes to Consolidated Financial Statements included in the Annual Report, regarding the Bank's accounting for foreclosed real estate. At March 31, 2003, the Bank had foreclosed real estate consisting of three homes for $217,000.

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

     The aggregate amounts of the Bank's classified and watch assets, and of the Bank's general and specific loss allowances at the dates indicated, were as follows:

                                                 At March 31,
                                        ---------------------------
                                         2003       2002      2001
                                        ------    -------   -------
                                                  (In thousands)

     Loss.............................. $   --    $   --    $     -
     Doubtful..........................     39         2         --
     Substandard assets................  2,089       501      1,154
     Other loans especially mentioned..  4,639       930      1,607
     Watch.............................  9,034     9,819      9,426

     General loss allowances...........  2,221     2,280      2,098
     Specific loss allowances..........     --        --         --


     At March 31, 2003, doubtful assets consisted of two business loans of $39,000.

     At March 31, 2003, substandard assets consisted of six one- to- four family mortgage loans of $323,000, ten consumer/dealer loans of $109,000 and 16 commercial/agricultural loans (seven borrowers) of $1.6 million.

     At March 31, 2003, other loans especially mentioned consisted of 18 commercial/agricultural loans (11 borrowers) of $4.6 million.

     At March 31, 2003, watch assets consisted of six one- to- four family mortgage loans of $329,000, one consumer/dealer loan of $3,000 and 47 commercial/agricultural loans (26 borrowers) of $8.7 million.

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

     At March 31, 2003, the Bank had an allowance for loan losses of $2.2 million, which management believes is adequate to absorb losses inherent in the portfolio. Although management is confident that the basis for making the allowance is sound, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                         Year Ended March 31,
                            -----------------------------------------------
                              2003      2002      2001      2000      1999
                            ------     ------    ------    ------    ------
Allowance at beginning of
 period.................... $2,280     $2,098    $1,396    $1,228    $  847
                            ------     ------    ------    ------    ------
Provision for loan losses..    321        481       794       178       483
Recoveries:
 Mortgage loans:
  One- to- four family.....     --         --         1        23        --
 Consumer loans:
  Credit card..............      5         10         5         7         9
  Other....................     42         32        13         2         4
                            ------     ------    ------    ------    ------
   Total recoveries........     47         42        19        32        13
                            ------     ------    ------    ------    ------

Charge-offs:
 Mortgage loans:
  One- to- four family.....     --         --        --        --         4
 Consumer loans:
  Credit card..............     24         31        99        37        82
  Automobile...............    266        199        11         1        15
  Unsecured................     69         47         1        --        --
  Other....................     48         25        --         4        14
                            ------     ------    ------    ------    ------
   Commercial..............     20          3        --        --         -
   Agriculture.............      -         36        --        --        --
                            ------     ------    ------    ------    ------
   Total charge-offs.......    427        341       111        42       115
                            ------     ------    ------    ------    ------
   Net charge-offs.........    380        299        92        10       102
                            ------     ------    ------    ------    ------
   Allowance at end of
    period................. $2,221     $2,280    $2,098    $1,396    $1,228
                            ======     ======    ======    ======    ======

Allowance for loan losses
 as a percentage of total
 loans outstanding at the
 end of the period.........   0.96%      0.85%     0.82%     0.63%     0.66%

Net charge-offs as a
 percentage of average
 loans outstanding during
 the period................   0.15%      0.11%     0.04%       --%     0.06%

Allowance for loan losses
 as a percentage of
 nonperforming loans at
 end of period............. 432.94%    678.21% 3,814.55%   900.65%   889.86%


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

                                                            At March 31,
                   -----------------------------------------------------------------------------------------
                         2003             2002              2001               2000             1999
                   ----------------  ----------------  ----------------  ----------------  -----------------
                            Percent           Percent           Percent           Percent            Percent
                           of Loans          of Loans          of Loans          of Loans           of Loans
                              in                in                in                in                 in
                           Category          Category          Category          Category           Category
                           to Total          to Total          to Total          to Total           to Total
                   Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount    Loans
                   ------   -----    ------   -----    ------   -----    ------   -----    ------    -----
                                                    (Dollars in thousands)
Mortgage loans:
 One- to- four
  family.......... $  238   41.04%   $  313   46.08%  $  352   54.82%   $  338    24.21%   $  381   31.03%
Non-mortgage
 loans............    762   21.52       792   19.54      625   20.04       265    21.58       236   21.58
Commercial
 business and
 real estate......    756   29.70       637   27.76      494   18.15       360    25.79       300    8.9
Agricultural
 loans............    367    7.03       260    6.00      331    6.35       314    22.49       250    3.19
Credit cards......     95    0.58        82    0.43       76    0.43        26     1.86        29    0.55
Loans secured by
 deposit accounts.      3    0.13         5    0.19        5    0.21         3     0.22         3    0.24
Unallocated.......      -      --       191      --      215      --        --       --        --
                   ------  ------    ------  ------   ------  ------    ------   ------    ------  ------
   Total allowance
    for loan
    losses........ $2,221  100.00%   $2,280  100.00%  $2,098  100.00%   $1,396   100.00%   $1,228  100.00%
                   ======  ======    ======  ======   ======  ======    ======   ======    ======  ======

                                                    16

Investment Activities

     The Bank is permitted under federal law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is required to maintain an investment in FHLB stock. The Bank is also required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" included in the Annual Report.

     Although the Bank generally purchases investment securities with excess liquidity, during the years ended March 31, 2003, 2002 and 2001, the Bank engaged in a leveraging strategy using funds borrowed from the Federal Home Loan Bank to purchase investment securities. Total purchases amounted to $62.2 million, $44.4 million and $17.0 million during the years ended March 31, 2003, 2002 and 2001, respectively, including $14.7 million in mortgage backed securities, $35.5 million in short-term investments and $12.0 million in collateralized mortgage obligations purchased in fiscal 2003. Purchases were funded in fiscal 2003 by principal repayments of securities totaling $38.4 million, by selling investment securities totaling $8.3 million and the remaining purchases were funded by the overall decrease in outstanding loans for the period. Purchases were funded in fiscal 2002 by selling investment securities totaling $28.7 million, and principal repayment of securities totaling $19.7 million. Purchases were funded by selling investment securities totaling $37.8 million for the year ended March 31, 2001. The Bank's investment securities purchases have generally been limited to U.S. Government and government agency securities with contractual maturities of between one and ten years and mortgage-backed and related securities issued by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") with maturities of up to 30 years. During the year ended March 31, 1999, the Bank began purchasing AAA rated municipal bonds of various local Oregon governmental units with maturities ranging from 10 to 19 years. Such municipal bonds totaled $7.2 million at March 31, 2003.

     At March 31, 2003, the Bank held securities classified as available-for-sale under SFAS 115. There were no trading securities at March 31, 2003. See Note 2 of Notes to Consolidated Financial Statements contained in the Annual Report.

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

     At March 31, 2003, the Bank did not have any individual investment (excluding U.S. government bonds and mutual funds) that had an aggregate book value in excess of 10% of the Company's shareholders' equity at that date.


     The following table sets forth the amortized cost and fair value of the Bank's debt and mortgage-backed and related securities, by accounting classification and by type of security, at the dates indicated.

                                                         At March 31,
                            ---------------------------------------------------------------------------
                                    2003                      2002                      2001
                            ----------------------    ----------------------    -----------------------
                            Carrying    Percent of    Carrying    Percent of    Carrying    Percent of
                            Value(1)      Total       Value(1)      Total       Value(1)      Total
                            --------    ----------    --------    ----------    ---------   -----------
                                                      (Dollars in thousands)
Available for Sale:
  U.S. Government agency
   obligations............  $  9,414      8.72%       $10,972        11.87%     $20,038       20.67%
  Trust preferred
   securities.............     7,168      6.64          6,837         7.40        6,860        7.08
  Mortgage-backed and
   related securities.....    63,616     58.94         74,100        80.18       70,010       72.23
  Other...................    27,737     25.70            510         0.55           16        0.02
                            --------    ------        -------       ------      -------      ------
    Total available for
     sale securities......  $107,935    100.00%       $92,419       100.00%     $96,924      100.00%
                            ========    ======        =======       ======      =======      ======

---------------
(1)     The market value of the Bank's investment portfolio amounted to $107.9 million, $92.4 million and
        $96.9 million at March 31, 2003, 2002 and 2001, respectively.  At March 31, 2003, the amortized cost of the principal components of the Bank's investment securities portfolio was as follows: U.S.
        Government securities, $9.2 million; trust preferred securities, $6.8 million; mortgage-backed and related securities, $61.2 million and other securities, $27.7 million.


     The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed and related securities in the Bank's investment securities portfolio at March 31, 2003.

                           Less Than         One to           Five to         Over Ten
                            One Year       Five Years        Ten Years          Years          No
                         -------------    -------------    -------------    -------------    Maturity
                         Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield     Amount
                         ------  -----    ------  -----    ------  -----    ------  -----    --------
                                                     (Dollars in thousands)

Available for Sale:
 U.S. Government
  agency obligations... $2,109   3.02%   $   -     --%     $2,227   4.30%   $ 5,168  2.42%   $   -
 Trust preferred
  securities...........     --     --       --     --          -       -      7,168  4.56        -
 Mortgage-backed and
  related securities...      2   3.92       --     --      3,353    4.29     60,261  5.79       --
 Other.................     --     --       --     --         --      --          -         27,737
                        ------           -----            ------            -------        -------
   Total available for
    sale securities.... $2,021           $  --            $5,580            $72,801        $27,737
                        ======           =====            ======            =======        =======

                                       Total
                            Yield     Amount
                           ------     ------
Available for Sale:
 U.S. Government
  agency obligations...       --%   $  9,414
 Trust preferred
  securities...........       --       7,168
 Mortgage-backed and
  related securities...       --      63,616
 Other.................     1.58      27,737
                           -----    --------
   Total available for
    sale securities....             $107,935
                                    ========



Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for the Bank's lending and other investment activities. In addition, the Bank also generates funds internally from loan principal repayments and prepayments, and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from the FHLB-Seattle may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. The Bank also has an overnight credit line with Key Bank amounting to $21.0 million and a $50.0 million reverse repurchase credit line with Merrill Lynch.

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

     The Bank believes it is competitive in the type of accounts and interest rates it offers on its deposit products. The Bank does not seek to pay the highest interest rates on deposits, but competitive rates. The Bank determines the rates paid based on a number of conditions, including rates paid by competitors, rates on U.S. Treasury securities, rates offered on various FHLB-Seattle lending programs, and the deposit growth rate the Bank is seeking to achieve.

     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts before any payments are made to the Company as the sole stockholder of the Bank.

     The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at March 31, 2003.

Weighted
Average                                                             Percentage
Interest                                                   Minimum   of Total
  Rate       Term          Category                Amount  Balance   Deposits
------  ------------  --------------------------  -------  -------   --------
                                                         (In thousands,
                                                    except minimum balance)

  N/A        N/A      Non-interest-bearing        $ 25,563 $    10    10.26%
 0.25%       N/A      NOW accounts                  38,637      10    15.51
 1.13        N/A      Money market accounts         61,984   1,000    24.88
 0.83        N/A      Statement savings accounts    20,171       5     8.10

                      Certificates of Deposit
                      -----------------------

 4.83   3 to 5 years  Fixed-term, fixed-rate        18,986   1,000     7.62
 1.23   91 days       Fixed-term, fixed-rate         3,501   1,000     1.40
 1.47   182 days      Fixed-term, fixed-rate        13,920   1,000     5.59
 1.98   1 year        Fixed-term, variable-rate     29,141   1,000    11.70
 3.95   2 1/2 years   Fixed-term, variable-rate      7,560   1,000     3.03
 5.10   5 years       Fixed-term, variable-rate     12,604   1,000     5.06
 1.25   18 months     Fixed-term, adjustable-rate    2,585       5     1.04
 2.51   20 months     Fixed-term, fixed-rate         5,885   1,000     2.36
 3.60   varies        Various term, fixed-rate       1,463   1,000     0.59
 3.08   varies        Jumbo certificates             7,126  96,000     2.86
                                                  --------           ------
                      TOTAL                       $249,126           100.00%

                                                  ========           ======

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2003. Jumbo certificates of deposit generally have principal amounts of $100,000 or more and have negotiable interest rates.

                                              Certificates
                     Maturity Period          of Deposits
          ----------------------------------  ------------
                                             (In thousands)

          Three months or less...............  $  6,063
          Over three through six months......     6,056
          Over six through twelve months.....     5,460
          Over twelve months.................     9,867
                                                -------
          Total..............................   $27,446
                                                =======

     Deposit Flow. The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                                 At March 31,
                               --------------------------------------------------------------------------
                                        2003                         2002                       2001
                               --------------------------   ---------------------------   ---------------
                                       Percent                      Percent                       Percent
                                         of     Increase              of     Increase               of
                               Amount   Total  (Decrease)   Amount   Total   (Decrease)   Amount   Total
                               ------   -----  ----------   ------   -----  ----------    ------   -----
                                                             (Dollars in thousands)

Non-interest-bearing........ $ 25,563   10.26%  $   3,685  $ 21,878   8.54%    $2,200   $ 19,678     7.75%
NOW checking................   38,637   15.51       2,834    35,803  13.98       (169)    35,972    14.17
Statement savings accounts..   20,171    8.10       1,800    18,371   7.17      2,120     16,251     6.40
Money market deposit........   61,984   24.88       1,299    60,685  23.70      6,702     53,983    21.27
Time certificates which mature:
  Within 1 year.............   64,294   25.81     (25,152)   89,446  34.93     (5,058)    94,504    38.25
  After 1 year, but within
   3 years..................   25,874   10.38       6,343    19,531   7.63     (5,837)    25,368     7.83
  After 3 years, but within
   5 years..................   12,275    4.93       2,902     9,373   3.66      2,682      6,691     2.33
  Certificates maturing
   thereafter...............      328    0.13        (663)      991   0.39       (339)     1,330     0.53
                             --------  ------     -------  -------- ------     ------   --------   ------
    Total................... $249,126  100.00%    $(6,952) $256,078 100.00%    $2,301   $253,777   100.00%
                             ========  ======     =======  ======== ======     ======   ========   ======



     Time Deposits by Rates. The following table sets forth the amount of time deposits in the Bank categorized by rates at the dates indicated.

                                                At March 31,
                                  --------------------------------------
                                    2003            2002          2001
                                  --------        --------      --------
                                               (In thousands)
              1.00 - 1.99%....... $ 35,930        $ 10,375      $     --
              2.00 - 3.99%.......   36,681          53,067            --
              4.00 - 4.99%.......   10,748          20,970         9,933
              5.00 - 5.99%.......   10,841          16,677        38,223
              6.00 - 6.99%.......    8,062          16,949        62,822
              7.00% and over.....      509           1,303        16,915
                                  --------        --------      --------
              Total.............. $102,771        $119,341      $127,893
                                  ========        ========      ========

     Deposit Activity. The following table sets forth the deposit activity of the Bank for the periods indicated.

                                             Year Ended March 31,
                                    ---------------------------------------
                                      2003            2002           2001
                                    --------        --------       --------
                                               (In thousands)

     Beginning balance............. $256,078        $253,777       $237,735
                                    --------        --------       --------
     Net (withdrawals) deposits
      before interest credited.....  (11,871)         (5,730)         5,752
     Interest credited.............    4,919           8,031         10,290
                                    --------        --------       --------

     Net increase (decrease)
      in deposits..................   (6,952)          2,301         16,042
                                    --------        --------       --------

     Ending balance................ $249,126        $256,078       $253,777
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

     During the year ended March 31, 2000, the Bank opened a $21.0 million overnight line of credit with Key Bank and a $50.0 million reverse repurchase agreement with Merrill Lynch. See Note 8 of Notes to Consolidated Financial Statements included in the Annual Report.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:


                                                    At or For the
                                                  Year Ended March 31,
                                           ---------------------------------
                                             2003          2002       2001
                                           --------      --------    -------
                                                 (Dollars in thousands)
Maximum amount of borrowings outstanding
 at any month end:
   FHLB advances........................... $82,725      $109,600    $87,300

Approximate average borrowings outstanding
 with respect to:
   FHLB advances...........................  72,681        84,989     75,871

Approximate weighted average rate paid on:
   FHLB advances...........................    5.30%         5.33%      6.34%

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

     The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate
scenarios.   NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. At March 31, 2003, there was a $6.8 million, or 2.0%, decrease in the Bank's NPV as a percent of the present value of assets, assuming a 200 basis point increase in interest rates. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset and Liability Management and Interest Rate Risk" contained in the Annual Report for a discussion of the NPV methods of analyzing interest rate risk and for an illustration of the effect of an increase in interest rates on the Bank's earnings.

     Consequently, the Bank's net interest income could be adversely affected during periods of rising interest rates. Further increases in market rates of interest could have a material adverse effect on the Bank's net interest income. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset and Liability Management and Interest Rate Risk" contained in the Annual Report Furthermore, there has been increased scrutiny by the regulatory agencies as to financial institutions levels of interest rate risk and Pioneer Bank has been examined by the OTS since it increased its review of this area, with a "satisfactory" rating.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2003 was $44,000.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $6.7 million at March 31, 2003.

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

     At March 31, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business in certain "qualified thrift investments " in at least nine out of each 12 month period on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2003, the Bank met the test and its QTL percentage was 79.0%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. At March 31, 2003, the Bank had tangible capital of $46.1 million, or 12.4% of adjusted total assets, which is approximately $40.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2003, the Bank had core capital equal to $46.1 million, or 12.4% of adjusted total assets, which is $34.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

     On March 31, 2003, the Bank had total risk-based capital of approximately $48.3 million, including $46.1 million in core capital and $2.2 million in qualifying supplementary capital, and risk-weighted assets of $233.5 million, or total capital of 20.7% of risk-weighted assets. This amount was $29.6 million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association," generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio. Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

     The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories, (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution , and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In the event the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Bank is notified by the OTS that would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2003, the Bank's limit on loans to one borrower was $7.2 million. At March 31, 2003, the Bank's largest aggregate loan to one borrower was $2.9 million, which was performing according to its original terms.

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

    - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened, which were issued in proposed form on July 23, 2002 and are still pending final action.

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

     During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA PATRIOT Act. Final rules were issued May 9, 2003 and are effective June 9, 2003. Banks are expected to be fully compliant by October 1, 2003. To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The Sarbanes-Oxley Act addresses, among other matters:

     *     audit committees;

     * certification of financial statements by the chief executive officer and the chief financial officer;

     * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     * a prohibition on insider trading during pension plan black out periods;

     *     disclosure of off-balance sheet transactions;

     *     a prohibition on personal loans to directors and officers;

     *     expedited filing requirements for Form 4s;

     * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     *     "real time" filing of periodic reports;

     *     the formation of a public accounting oversight board;

     *     auditor independence; and

     * various increased criminal penalties for violations of securities laws.

     The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

Competition

     The Bank faces strong competition in its primary market area for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from commercial banks, credit unions and other thrifts operating in its market area. As of March 31, 2003, there were 15 financial institutions, including commercial banks, credit unions, and other thrifts operating in the Bank's primary market area. Particularly in times of low interest rates, the Bank faces additional significant competition for investors' funds for certificate and money market dollars. The Bank's competition for loans comes from commercial banks, thrift institutions, credit unions and mortgage bankers. Such competition for deposits and the origination of loans may limit the Bank's growth in the future.

Subsidiary Activities

     The Bank has two subsidiaries, Pioneer Development Corporation ("PDC") and Pioneer Bank Investment Corporation ("PBIC"). PDC's primary interest was to purchase land sale contracts until March 31, 1998. Currently, its primary interest is in servicing those contracts. PBIC's primary interest is to hold the Bank's non-conforming assets. At March 31, 2003, the Bank's equity investment in PDC and PBIC was $2.2 million and $161,000, respectively.

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 1% is used primarily for community, inner-city and community development projects. The Bank's investment in its subsidiaries did not exceed these limits at March 31, 2003.

Personnel

     As of March 31, 2003, the Bank had 112 full-time and eight part-time employees, none of whom is represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Item 2.  Properties
-------------------

     The following table sets forth certain information regarding the Bank's offices at March 31, 2003, all of which are owned.

        Current                                   Approximate
       Location                Year Opened      Square Footage    Deposits
--------------------------     -----------      --------------    --------
                                                                (In thousands)
Corporate Office:

2055 First Street                 1979               10,700        $ 8,014
Baker City, Oregon 97814

Branch Offices:

Baker City Branch (2)             2000               12,653         57,910
1990 Washington
Baker City, Oregon 97814

La Grande Branch                  1975                6,758         52,608
1215 Adams Avenue
La Grande, Oregon 97850

Ontario Branch                    1960                3,700         30,485
225 SW Fourth Avenue
Ontario, Oregon 97914

                         (table continued on following page)

        Current                                   Approximate
       Location                Year Opened      Square Footage    Deposits
--------------------------     -----------      --------------    --------
                                                                (In thousands)

John Day Branch                   1973                2,420       $ 16,616
150 West Main Street
John Day, Oregon 97845

Burns Branch                      1975                3,968         19,952
77 W. Adams Street
Burns, Oregon  97720

Enterprise Branch                 1976                3,360         27,166
205 West Main Street
Enterprise, Oregon  97828

Island City Branch                1997                4,200         20,384
3106 Island Avenue
La Grande, Oregon 97850

Vale Branch                       1999               3,512           9,724
150 Longfellow Street North
Vale, Oregon 97918

Pendleton Branch (1)              2000               3,748           6,267
1701 SW Court Avenue
Pendleton, Oregon 97801

---------------
(1)   The Pendleton Branch office was acquired on May 26, 2000.
(2) The Baker City branch and Centralized Lending Center relocated to their new office on April 23, 2000.

     The Bank uses the services of an in-house data processing system. At March 31, 2003, the Bank had ten proprietary automated teller machines, all of which were located in existing branches. At March 31, 2003, the net book value of the Bank's office properties and the Bank's fixtures, furniture and equipment was $8.7 million or 2.3% of total assets. See Note 6 of Notes to Consolidated Financial Statements included in the Annual Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
--------------------------------------------------------------------------
         Matters
         -------

     Information regarding the reported high and low sale prices of the Company's common stock and declared dividends for each quarter within the two most recent fiscal years are contained under the section captioned "Stock Listing" in the Annual Report which is incorporated herein by reference.

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

Item 6.  Selected Financial Data
--------------------------------

     The information contained under the section captioned "SELECTED CONSOLIDATED FINANCIAL DATA" on pages 3 and 4 of the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

     The information contained in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" beginning on page 5 of the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset and Liability Management" on pages 12 and 13 of the Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                  Index to Consolidated Financial Statements

     Independent Auditors' Report*
     Consolidated Balance Sheets as of March 31, 2003 and 2002* Consolidated Statements of Income For the Years Ended
       March 31, 2003, 2002 and 2001*
     Consolidated Statements of Shareholders' Equity For the
       Years Ended March 31, 2003, 2002 and 2001*
     Consolidated Statements of Cash Flows For the Years Ended
       March 31, 2003, 2002 and 2001*
     Notes to Consolidated Financial Statements*

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

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors

     The following table sets forth as to each director, his name, age, and the year he first became a director. Unless otherwise indicated, the principal occupation listed for each person below has been his occupation for the past five years.

                                           Year First Elected or    Term to
              Name                Age(1)   Appointed Director (2)   Expire
-----------------------------     ------   ----------------------   ------

John Gentry                        55              1992              2004
Kevin D. Padrick                   48              2001              2004
Albert H. Durgan                   72              1985              2005
Edward H. Elms                     55              1986              2005
Stephen R. Whittemore              53              1983              2006
Charles H. Rouse                   57              1991              2006

---------------
(1)  As of March 31, 2003.
(2) Includes prior service on the board of directors of the Bank. Each member of the board of directors of the Company, except Kevin D. Padrick, is also a member of the board of directors of the Bank.

     The principal occupation and other business experience during the last five years of each director is set forth below:

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

     Kevin D. Padrick, an attorney, is a consultant for businesses in need of an individual with a background in both business and law. Most recently, in September 1998, Mr. Padrick was hired as a consultant by Southern Pacific Funding Corporation and from October 1998 to 1999 Mr. Padrick served as Executive Vice President and later as President of Southern Pacific Funding Corporation. Mr. Padrick has a Bachelor of Science degree from the University of Santa Clara, a Masters of Business Administration from the University of Santa Clara Business School and a Juris Doctor from the University of Santa Clara Law School.

     Albert H. Durgan is retired from the Bank after 34 years of service. He served as President of the Bank from 1986 to 1992. Prior to being President, he held the position of Executive Vice President for seven years, Branch Manager for 18 years, and also served in other front-line and back office positions. Mr. Durgan has a Bachelor of Science degree in Real Estate and Finance from the University of Oregon.

     Edward H. Elms has been the owner of P&E Distributing Company, a beverage distributor, located in Baker City, Oregon, for 30 years. He also owns and manages commercial and residential rental properties in the Baker City area. Mr. Elms was the co-owner of Heritage Chevrolet, a car dealership located in Baker City, Oregon, from 1996 to 1999. Mr. Elms has a degree in Diesel Technology from the Oregon Institute of Technology.

     Stephen R. Whittemore is currently a private investor. Mr. Whittemore was the owner of BesTruss, an engineered roof systems company from 1996 to 2001. He was a partner in Wallowa Lake Tram, Inc. from 1983 to 2001, and was the owner of La Grande Lumber Company, a distributor of building materials, from 1971 to 1996. Mr. Whittemore has a Bachelor of Science degree in Economics from Oregon State University.

     Charles H. Rouse is currently a private investor and consultant. Mr. Rouse was employed by Norris Beggs & Simpson Realtors, Portland, Oregon, as Vice President, Corporate Services, from January 2001 to August 2002. Prior to that, Mr. Rouse was an authorized Sears dealer in Baker City, Oregon, and a property developer and manager since 1995. He was the owner of Rouse's Home Furnishings, Baker City, Oregon, from 1985 to 1995. He has been a Director of the Oregon Tourism Commission and the Western Building Materials Association. Mr. Rouse has a Bachelor of Science degree in Biology and a Masters of Business Administration from Oregon State University.

     Meetings and Committees of the Board of Directors. The boards of directors of the Company and the Bank conduct their business through meetings of the boards and through their committees. During the fiscal year ended March 31, 2003, the board of directors of the Company held 12 special meetings and four regularly scheduled meetings, and the board of directors of the Bank held no special meetings and 12 regularly scheduled meetings. No director of the Company or the Bank attended fewer than 75% of the total meetings of the boards and committees on which such person served during this period.

     Committees of the Company's Board. The Company's board of directors has established Audit and Nominating Committees.

     The Audit Committee consists of directors Elms (Chairman), Gentry, Durgan and Padrick. It receives and reviews all reports prepared by the Company's external and internal auditors. The internal auditor reports monthly to the Audit Committee. The Audit Committee met five times during the fiscal year ended March 31, 2003.

     The full board of directors acts as a Nominating Committee for the annual selection of management's nominees for election as directors of the Company. The full board of directors met once in its capacity as Nominating Committee on July 21, 2003.

     Committees of the Bank's Board. The Bank's board of directors has established Personnel and Compensation, Audit and Nominating Committees, among others.

     The Personnel and Compensation Committee, consisting of directors Rouse (Chairman), Elms and John Lienkaemper, is responsible for all personnel issues, including recommending compensation levels for all employees and senior management of the Company and the Bank to their respective board of directors. The Personnel and Compensation Committee meets at least twice a year and met three times during the year ended March 31, 2003.

     The Audit Committee, consisting of directors Elms (Chairman), Gentry and Durgan, receives and reviews all reports prepared by the Bank's external auditor and the internal audit function. The Audit Committee met four times during the year ended March 31, 2003.

     The full board of directors of the Bank acts as a Nominating Committee for the annual selection of its nominees for election as directors. The full board of directors met once in its capacity as Nominating Committee during the year ended March 31, 2003.

     Directors' Compensation.

     Fees. The Company and the Bank each pay fees to its directors. During the year ended March 31, 2003, each director of the Company received a quarterly fee of $1,000, except that the chairman of the board received a quarterly fee of $1,250. Each director of the Bank, other than the chairman of the board, received a monthly fee of $1,075 during the year. The chairman of the board of the Bank received a monthly fee of $1,125 during the year. Each director received an additional $125 per month for service on the board of directors of Pioneer Development Corporation, a wholly-owned subsidiary of the Bank. The Company and the Bank paid total fees to directors of $165,000 for the fiscal year ended March 31, 2003.

     Directors Emeritus Plan. The Bank maintains the the Bank Director's Plan which confers director emeritus status on a director who retires at or after attaining age 70 with 10 or more years of service. Under the Director's Plan, a director emeritus receives a fee equal to the greater of $800 or 65% of the fee payable to regular board members for attendance at monthly board meetings. The fee is payable for the life of the director emeritus. As a condition of receipt of benefits under the Director's Plan, a director emeritus is expected to be available to advise and consult with management of the Bank, represent and promote the interests of the Bank in its primary market area, and refrain from business activities that are competitive with or contrary to the interests of the Bank. An additional feature of the Director's Plan provides that, in the event of a change in control of the Company or the Bank (as defined in the Director's Plan), each active director would be treated as a director emeritus on the effective date of the change of control. Within 30 days of such date, each director would receive a payment equal to the present value of seven times the annual fees payable to the director at the effective time of the change in control. The present value calculation is based on the applicable federal rate as published by the Internal Revenue Service. If a change in control had occurred at March 31, 2003, the aggregate amount payable under the Director's Plan to all current directors would be approximately $710,586.

     Other. Pursuant to the Company's Option Plan, 16,228 stock options were granted to each of Messrs. Gentry, Durgan, Elms, Whittemore, Rouse and Lienkaemper, and 5,000 stock options were granted to Mr. Padrick, on October 23, 2001, the grant date. The options were granted at an exercise price of $16.625 and vested immediately on the grant date. Pursuant to the Company's Management Recognition and Development Plan, 9,727 shares of restricted common stock were awarded to each of Messrs. Gentry, Durgan, Elms, Whittemore, Rouse and Lienkaemper on October 23, 2001. These shares vest pro rata over a three-year period with the first vesting on October 23, 2003 and subsequent vesting on October 23, 2004 and October 23, 2005 so long as the recipient continues service as a director of the Company or any of its subsidiaries.

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company and the Bank.

         Name          Age(1)                 Position
--------------------   ------   --------------------------------------------
                                Company                 Bank
                                --------------------    --------------------

Berniel L. Maughan      60      President and Chief     President and Chief
                                 Executive Officer       Executive Officer

Zane F. Lockwood        48      Executive Vice          Executive Vice
                                 President               President

Jonathan P. McCreary    35      Chief Financial         Chief Financial
                                 Officer                  Officer
-----------------
(1) At March 31, 2003.

     Berniel L. Maughan has served as President and Chief Executive Officer of the Company and the Bank since May 25, 2000. Mr. Maughan previously served with U.S. Bank, Utah being appointed President and Chief Executive Officer in February 1997, serving the bank until January 1999. Prior to that, Mr. Maughan served in the capacity of

Senior Vice President and Regional Manager, and Executive Vice President with U.S. Bank, Oregon from January 1996 to February 1997. Prior to that, he served as Executive Vice President and Manager of the Retail Division of West One Bank, Oregon from November 1993 through December 1995; and as Senior Vice President and Regional Manager, West One Bank, Idaho from August 1986 through November 1993. Mr. Maughan has 34 years of experience in commercial and retail banking, and has been an active member of numerous civic and community organizations.

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

     Jonathan P. McCreary has served as Chief Financial Officer and Senior Vice President of the Company and the Bank since July 17, 2000. Mr. McCreary previously served with Metropolitan Mortgage & Securities Inc., since 1993, and was Chief Investment Officer in 2000 when he left to join the Company. Mr. McCreary has over 12 years experience in financial management, portfolio management and accounting. He is a Chartered Financial Analyst, Certified Public Accountant, Certified Managerial Accountant, and holds a Bachelors Degree in Finance and Accounting from Central Washington University.

Item 11.  Executive Compensation
--------------------------------

     Summary Compensation Table. The following information is provided for the Chief Executive Officer and each of the other executive officers of the Company or the Bank who received salary and bonus in excess of $100,000 during the year ended March 31, 2003 ("named executive officers").



                                                              Long-term Compensation
                                 Annual Compensation(1)                Awards
                                 ---------------------      -------------------------
                                                              Restricted     Number           All
Name and                                                         Stock         of         Other Annual
Position                     Year  Salary($)     Bonus       Awards($)(2)   Options(3)   Compensation(4)
--------                     ----  ---------     -----       ------------   ----------   ---------------


Berniel L. Maughan           2003  $185,096     $ 87,500      $     --             --      $77,812
President and Chief          2002   165,385       75,000            --             --       76,820
 Executive Officer           2001   124,039       25,000            --         50,000        3,000

Zane F. Lockwood             2003  $113,532     $     --      $     --             --      $38,929
Executive Vice President     2002   104,423           --            --             --       34,527
 and Corporate Secretary     2001    96,000           --            --             --       27,758

Jonathan P. McCreary         2003  $107,224     $ 30,600      $     --             --      $44,525
Senior Vice President and    2002    98,609       27,000        62,200         10,000       16,084
 Chief Financial Officer     2001    64,039           --            --          5,047        4,500

                                            (footnotes on following page)


--------------
(1) Does not include certain benefits, the aggregate amounts of which do not exceed 10% of total annual salary and bonus.
(2) Pursuant to the Management Recognition and Development Plan, 18,779 shares of restricted common stock were awarded to Mr. Lockwood on October 8, 1998, the award date, which had a value of $209,386. For Mr. McCreary, represents the value of restricted stock awards at September 18, 2001, the award date, pursuant to the Management Recognition and Development Plan. The Management Recognition and Development Plan was approved by shareholders at the 1998 Annual Meeting of Shareholders and provides for the award of common stock in the form of restricted stock awards to directors, officers and key employees. Dividends are paid on such awards if and when declared and paid by the Company on the common stock. At March 31, 2003, the value of the unvested awards for Mr. Lockwood (which vest pro rata over a five-year period at a rate of 20%) was $86,365 (3,755 shares at $23.00 per share)and the value of Mr. McCreary's unvested awards (which vest pro rata over a three-year period at a rate of 33.33% beginning on September 18, 2002) was $61,341 (2,667 shares at $23.00 per share).
(3) Pursuant to the Option Plan, Mr. Maughan was granted 50,000 options on May 22, 2000, Mr. Lockwood was granted 46,948 options on October 8, 1998 and Mr. McCreary was granted 5,047 options on July 19, 2000 and 10,000 options on September 18, 2001. The options for Messrs. Maughan and Lockwood vest at a rate of 20% per year over a five year period. The options for Mr. McCreary awarded July 19, 2000 vest at a rate of 25% per year over a four year period and the options awarded September 18, 2001 vest at a rate of 33.33% per year over a three year period.
(4) Consists of employer 401(k) plan contributions, shares allocated but not necessarily vested under the employee stock ownership plan and life insurance premium benefit. Shares allocated under the employee stock ownership plan are valued at the Company's common stock share price on the close of business on March 31, 2003 ($23.00). Mr. Maughan received a $14,400 auto allowance for the year ended March 31, 2003.


     Option Exercise/Value Table. The following table sets forth information with respect to the number and value of stock options held by the Chief Executive Officer and the named executive officers at March 31, 2003. None of these individuals exercised any stock options during the fiscal year ended March 31, 2003.



                                                         Number of
                                                        Securities                    Value of
                                                        Underlying                   Unexercised
                                                        Unexercised                  In-the-Money
                                                         Options at               Options at Fiscal
                          Shares                      Fiscal Year End               Year End($) (1)
                         Acquired                  ---------------------        ---------------------
                            on          Value        Exer-        Exer-           Exer-        Exer-
         Name           Exercise(#)  Realized($)   cisable      cisable         cisable      cisable
--------------------    -----------  -----------   --------     --------        -------      --------
Berniel L. Maughan           --         $--         20,000        30,000        $277,500      $416,250
Zane F. Lockwood             --          --         37,558         9,389         445,062       111,260
Jonathan P. McCreary         --          --          5,857         9,190          55,744        96,038




------------
(1) Value of unexercised in-the-money options equals market value of shares covered by in-the-money options on March 31, 2003 less the option exercise price. Options are in-the-money if the market value of the shares covered by the options is greater than the option exercise price.

Employment Agreements

     The Company, referred to as the "Employer" in this discussion, entered into employment agreements with Messrs. Maughan, Lockwood and McCreary on May 22, 2000, April 1, 2000 and September 18, 2001, respectively. Messrs. Maughan's and Lockwood's employment agreements were subsequently amended on February 12, 2001 to provide the benefits to the executive intended when the board of directors adopted the initial employment agreements.

     Mr. Maughan's employment agreement has an initial four-year term, which may be extended annually for an additional year at the discretion of the board of directors of the Company. Mr. Lockwood's employment agreement was for an initial term of 20 months until June 1, 2001, and may be extended annually for an additional year at the discretion of the board of directors of the Company. Mr. McCreary's employment agreement is for an initial term of 20 months until August 1, 2002, and may be extended annually for an additional year at the discretion of the board of directors of the Company. The employment agreements provide that the executive's base salary is subject to annual review by the board of directors. The current base salaries for Messrs. Maughan, Lockwood and McCreary are $187,500, $115,570 and $109,148, respectively. The employment agreements are terminable by the Employer at any time, by the executive if the executive is assigned duties inconsistent with his initial position, duties, responsibilities and status, or upon the occurrence of certain events specified by federal regulations.

     The employment agreements provide for liquidated damages in the event of involuntary termination. Under this provision, Mr. Maughan would receive the lesser of three years' base salary or the base salary for the remaining term of his employment agreement, plus the average bonus paid over the last two fiscal years, all payable monthly. Messrs. Lockwood and McCreary would receive the lesser of 18 month's base salary or the base salary for the remaining term of each of their respective employment agreements, payable
monthly.   The executives would also be entitled to health and other insurance coverage as currently provided. All of these payments would be reduced, dollar for dollar, by any earnings or insurance the executive receives over this same time period from any other employment.

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

     In the event of the executive's termination six months preceding, at the time of, or within 24 months following a change of control, the Executives would be entitled to receive the liquidated damages described above and a lump sum cash payment equal to 2.99 times the executive's base amount of compensation, minus the acceleration and lapse value of any unvested stock options. Assuming that a change in control had occurred at March 31, 2003 and that the executives received a lump sum cash payment under the change in control provisions of the employment agreements, Messrs. Maughan, Lockwood and McCreary would have been entitled to a payment of approximately $616,354 $382,567 and $379,986, respectively. Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual's base amount are deemed to "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of such excess payments. The employment agreements provide that in the event any payments or benefits provided to the executives constitute excess parachute payments, the Employer will pay the executive in cash any additional amounts equal to the amount needed to ensure that the amount of such payment and the value of such benefits received by the executive, net of any taxes, equals the amount of such payments and value of such benefits as the executive would receive in the absence of any excise taxes.

     The employment agreements restrict the executive's right to compete against the Employers for a period of one year from the date of termination of the employment agreement if the executive voluntarily terminates employment, except in the event of a change in control.

Audit Committee Matters

     Audit Committee Charter. The Audit Committee operates under a written charter approved by the Company's board of directors. The Audit Committee reports to the board of directors and is responsible for overseeing and monitoring financial accounting and reporting, the system of internal controls established by management and the audit process of the Company. The Audit Committee charter sets out the responsibilities, authority and specific duties of the Audit Committee. The charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to the independent accountants, the internal audit department, and management of the Company. A copy of the Audit Committee charter was attached to the Company's 2001 annual meeting proxy statement.

     Report of the Audit Committee. In connection with the specific activities performed by the Audit Committee in its oversight role, it has issued the following report:

     (1) The Audit Committee has reviewed and discussed the audited financial statements as of and for the year ended March 31, 2003 with management of the Company.

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

     Based on the review and discussions referred to in paragraphs (1) through
(3) above, the Audit Committee recommended to the board of directors that the audited financial statements should be included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, for filing with the SEC.

                             The Audit Committee:

                             Edward H. Elms (Chairman)
                             John Gentry
                             Albert H. Durgan
                             Kevin D. Padrick

     Independence and Other Matters.   Each member of the Audit Committee is
"independent," as defined under the Nasdaq Stock Market Rules. The Audit Committee members do not have any relationship to the Company that may interfere with the exercise of their independence from management and the Company. None of the Audit Committee members are current officers or employees of the Company or its affiliates.

Compensation Committee Matters

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this document, in whole or in part, the following Report of the Compensation Committee and Performance Graph shall not be incorporated by reference into any such filings.

     Report of the Compensation Committee. Under rules established by the SEC, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and other executive officers. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to the fundamental executive compensation decisions affecting those individuals.`

     The Personnel and Compensation Committee ("Committee") of the Bank's board of directors sets and administers all policies, as defined by the SEC, that govern the total compensation, including long-term compensation of the Company's Chief Executive Officer and other executive officers. None of the members of the Committee is an employee of the Company. The Committee's policy is to offer executive officers competitive compensation and benefits that will permit the Company to attract and retain highly qualified individuals and to motivate such individuals by rewarding them based on the Company's performance.

     Currently, the Company's executive compensation package consists primarily of base salary and bonus awards. Individual executive salaries are established based on the individual's subjective performance evaluation, the Company's performance, and market parity. The Committee uses compensation and bonus survey data from the Oregon Banker's Association, America's Community Bankers, and the Washington Financial Industry for its market comparison. The data compares the Company's executive officers to those similarly situated in other similarly sized financial institutions in the region. The compensation of Mr. Maughan, the Company's President and Chief Executive Officer, is determined in the same manner as other executive officers as described above. Therefore, Mr. Maughan's compensation is largely dependent upon his individual performance, the Company's overall performance, and market comparison.

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

     The Company has implemented a Stock Option Plan and management recognition and development plan as part of its overall compensation to executive officers.

     The Company provides benefits to its executive officers that are generally available to other officers and employees of the Company. This includes a 401(k) profit sharing plan, an employee stock ownership plan, and a non-qualified deferred compensation plan for key executives. A committee appointed by the board of directors administers the plans. Mr. Maughan participates in the 401(k) profit sharing plan and the employee stock ownership plan.

     The Committee has recognized that the efforts of key executives of the Company are, and will continue to be, paramount to its success. Therefore, the board of directors approved, based upon the Committee's recommendation, the adoption of an employment agreement with Mr. Maughan, which is designed to retain him and allow him a concerted focus on operations of the Company. The terms of Mr. Maughan's employment agreement is discussed under "-- Executive Compensation -- Employment Agreements."

     The Committee has reviewed the total compensation of all executive officers during fiscal year 2003 and has concluded that their compensation is reasonable and consistent with the Company's compensation philosophy and industry practice.

     PERSONNEL AND COMPENSATION COMMITTEE

     /s/ Charles H. Rouse (Chairman)
     /s/ John Lienkaemper
     /s/ Edward H. Elms

     Compensation Committee Interlocks and Insider Participation. No executive officer of the Company or the Bank has served as a member of the compensation committee of another entity, one of whose executive officers served on the Personnel Committee. No executive officer of the Company or the Bank has served as a director of another entity, one of whose executive officers served on the Personnel Committee. No executive officer of the Company or the Bank has served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company or the Bank.

Performance Graph

     The following graph compares the cumulative total shareholder return on the Company's common stock with the cumulative total return on the Nasdaq U.S. Companies Index and a peer group of the SNL Securities, Inc. $250 Million to $500 Million Asset Thrift Index. Total return assumes (i) the reinvestment of all dividends and (ii) the value of the investment in the Company's common stock and each index was $100 at the close of trading on March 31, 1998.


          [Graph appears here]




                                            Period Ended

Index                         03-31-98     03/31/99      03/31/00      03/31/01      03/31/02      03/31/03
----------------------------  --------     --------      --------      --------      --------      --------

Oregon Trail Financial Corp.   100.00        73.65         51.75         84.97        115.22        145.33
NASDAQ - Total U.S.*           100.00       135.08        250.99        100.60        101.32         74.37
SNL $250MM to $500MM
  Thrift Index                 100.00        85.17         89.56        119.48        169.86        220.55

*Source: CRSP, Center for Research in Security Prices, Graduate School of Business, The University of
Chicago, 2001. Used with permission.  All rights reserved.  crsp.com

                                                      43

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a)   Security Ownership of Certain Beneficial Owners

     (b)   Security Ownership of Management

     The following table sets forth certain information as of the record date regarding the share ownership of: (1) those persons or entities known by management to beneficially own more than five percent of the common stock, (2) each officer of the Company and its subsidiary bank who made in excess of $100,000 (salary and bonus) during the 2003 fiscal year ("named executive officers"); and (3) all directors and executive officers of the Company and of its subsidiary bank as a group.

                                         Number of Shares    Percent of Shares
Name                                 Beneficially Owned(1)(2)   Outstanding
-----------------------------------  ------------------------   -----------

Beneficial Owners of More Than 5%

Oregon Trail Financial Corp. (3)             349,251               11.26%
Employee Stock Ownership Plan Trust

David M. W. Harvey                           212,600                6.85
Hot Creek Capital, L.L.C.
P.O. Box 3178
Gardnerville, Nevada 89410

Westport Asset Management, Inc. (4)          181,000                5.83
253 Riverside Avenue
Westport, Connecticut 06880

Directors(5)

John Gentry                                   73,818                2.38
Albert H. Durgan                              63,335                2.04
Edward H. Elms                                82,887                2.67
Stephen R. Whittemore                         79,274                2.56
Charles H. Rouse                              78,818                2.54
Kevin D. Padrick                               5,000                   *
John A. Lienkaemper (6)                       74,043                2.39

Named Executive Officers

Berniel L. Maughan                            30,000                   *
Zane F. Lockwood                              53,932                1.74
Jonathan P. McCreary                          11,115                   *
All Executive Officers and
Directors as a Group (ten persons)          333, 774               22.69%

                      (footnotes on following page)

---------------
*     Less than one percent of shares outstanding.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he or she has voting and/or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.
(2) The table includes exercisable stock options under Oregon Trail's 1998 Stock Option Plan ("Option Plan") in the amounts of 39,702 each for Messrs. Gentry, Lienkaemper, Durgan, Elms, Whittemore and Rouse, and 5,000 for Mr. Padrick. The table also includes exercisable stock options under the Option Plan in the amounts of 30,000, 37,558 and 7,115 for Messrs. Maughan, Lockwood and McCreary, respectively.
(3) Under the terms of the employee stock ownership plan, the trustees will vote unallocated shares and allocated shares for which no voting instructions are received in the same proportion as shares for which the trustees have received voting instructions from participants. As of the record date, 159,915 shares have been allocated to participants' accounts. The trustees of the employee stock ownership plan are William
      H. Winegar, Michelle Kaseburg, Anne Raffetto and Jonathan McCreary.
(4) Based on a SEC Schedule 13G, dated February 14, 2003, that discloses shared voting and dispositive power as to 181,000 shares.
(5) Includes unvested shares in Oregon Trail's Management Recognition and Development Plan. Participants in the Management Recognition and Development Plan exercise all rights incidental to ownership, including voting rights.
(6) Mr. Lienkaemper is a director of the Bank and is not a director of the Company.


     Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of March 31, 2003.


                                                                            (c)
                                                                    Number of securities
                                      (a)             (b)           remaining available
                           Number of securities  Weighted-average   for future issuance
                            to be issued upon     exercise price        under equity
                               exercise of        of outstanding     compensation plans
                           outstanding options,  options, warrants  (excluding securities
Plan category              warrants and rights      and rights      reflected in column (a))
-------------------------  -------------------   -----------------  ------------------------

Equity compensation
 plans approved by
 security holders:
    Option plan...............   400,331              $12.47               21,465
    Restricted stock plan.....    67,370               16.13                    2

Equity compensation
 plans not approved
 by security holders..........         --                 --                   --



     (c)   Changes in Control

           The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of its equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms it has received and written representations provided to it by the above referenced persons, the Company believes that during the fiscal year ended March 31, 2003 all filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, except for loans made pursuant to programs generally available to all employees, and must not involve more than the normal risk of repayment or present other unfavorable features. The Company's subsidiary financial institution is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made pursuant to programs generally available to all employees, and has adopted a policy to this effect. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the board of directors. At March 31, 2003, loans to directors and executive officers totalled approximately $1.539 million.

Item 14.  Controls and Procedures
---------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the year ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 15.  Principal Accountant Fees and Services
------------------------------------------------

General

     Deloitte & Touche LLP served as the Company's independent auditors for the calendar year ended March 31, 2003. The board of directors has appointed Deloitte & Touche LLP as independent auditors for the fiscal year ending March 31, 2004, subject to approval by shareholders.

Audit Fees

     The aggregate fees billed to the Company by Deloitte & Touche LLP for professional services rendered for the audit of the Company's financial statements for fiscal 2003 and the reviews of the financial statements included in the Company Forms 10-Q for that year, including travel expenses, were $99,000.

Financial Information Systems Design and Implementation Fees

     Deloitte & Touche LLP performed no financial information system design or implementation work for the Company during the fiscal year ended March 31, 2003.

All Other Fees

     Other than audit fees, the aggregate fees billed to the Company by Deloitte & Touche LLP for fiscal 2003 none of which were financial information systems design and implementation fees, were approximately $20,229. The Audit Committee of the board of directors determined that the services performed by Deloitte & Touche LLP other than audit services are not incompatible with Deloitte & Touche LLP maintaining its independence.

                                   PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)   Exhibits

           3(a)   Articles of Incorporation of the Registrant (1)
           3(b)   Bylaws of the Registrant (1)
           3(c)   Amendment to Bylaws of the Registrant (2)
           10(a)  Amended Employment Agreement with Berniel Maughan(3)
           10(b)  Amended Employment Agreement with Zane F. Lockwood(3)
           10(c)  Employment Agreement with Jonathan P. McCreary(7)
           10(d)  Amended Employee Severance Compensation Plan (4)
           10(e)  Pioneer Bank, a Federal Savings Bank 401 (k) Plan (1)
           10(r)  Pioneer Bank Director Emeritus Plan (1)
           10(g)  1998 Stock Option Plan (5)
           10(h) August 21, 2001 Amendment to 1998 Stock Option Plan (6) 10(i) January 30, 2002 Amendment to 1998 Stock Option Plan
           10(j)  1998 Management Recognition and Development Plan (5)
           10(k)  August 21, 2001 Amendment to 1998 Management Recognition and
                  Development Plan (6)
           13     2003 Annual Report to Stockholders
           21     Subsidiaries of the Registrant
           23     Independent Auditors Consent
           99     Certification required by Section 906 of the Sarbanes-Oxley
                  Act of 2002

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

      (b)  Reports on Form 8-K

           One Current Report on Form 8-K was filed during the quarter ended March 31, 2003. The Form 8-K was filed on February 26, 2003, which announced that the Company had entered into a definitive merger agreement with FirstBank NW Corp., Lewiston, Idaho.

                                    SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OREGON TRAIL FINANCIAL CORP.


Date:  June 30, 2003              By: /s/ Berniel L. Maughan
                                      -----------------------------
                                      Berniel L. Maughan
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                          TITLE                       DATE
------------------------  -------------------------------------  -------------

/s/ Berniel L. Maughan
------------------------  President and Chief Executive Officer  June 30, 2003
Berniel L. Maughan        (Principal Executive Officer)



/s/ Jonathan P. McCreary
------------------------  Chief Financial Officer                June 30, 2003
Jonathan P. McCreary      (Principal Financial Officer)


/s/ Stephen R. Whittemore
------------------------  Chairman of the Board                  June 30, 2003
Stephen R. Whittemore


/s/ John Gentry
------------------------  Director                               June 30, 2003
John Gentry



------------------------  Director                               June   , 2003
Albert H. Durgan                                                      --


/s/ Edward H. Elms
------------------------  Director                               June 30, 2003
Edward H. Elms



------------------------  Director                               June   , 2003
Charles Rouse                                                         --


/s/ Kevin D. Padrick
------------------------  Director                               June 30, 2003
Kevin D. Padrick

                                CERTIFICATIONS

                            Certification Required
       by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Berniel L. Maughan, certify that:

(1) I have reviewed this annual report on Form 10-K of Oregon Trail Financial Corp.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 30, 2003

                                             /s/ Berniel L. Maughan
                                             --------------------------------
                                             Berniel L. Maughan
                                             Chief Executive Officer

                            Certification Required
       by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Jonathan P. McCreary, certify that:

(1) I have reviewed this annual report on Form 10-K of Oregon Trail Financial Corp.;


(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 30, 2003

                                             /s/ Jonathan P. McCreary
                                             --------------------------------
                                             Jonathan P. McCreary
                                             Chief Financial Officer

                                     Exhibit 13

                       2003 Annual Report to Stockholders

                             [Cover]

                        2003 Annual Report

                                  INDEX


             Letter to Shareholders                       1

             Business of the Company                      2

             Selected Consolidated Financial
               and Other Data                             3

             Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                              4

             Independent Auditors' Report                16

             Consolidated Financial Statements           17

             Notes to Consolidated Financial Statements  26

             Corporate Information                       48

             Investor Information                        48

             Board of Directors                          48

             Stock Listing                               48

             Offices                                     49

To Our Shareholders

Oregon Trail Financial Corp. has made significant progress over the past few years by enhancing value and rewarding shareholders for their investment in the Company. In fiscal 2001 we took steps to transform Oregon Trail into a company that has continuously improved earnings while enhancing its ability to meet the financial needs of Eastern Oregon.

In 2002 the Company realized the financial benefits of our strategic redirection, resulting in record earnings per share and return on shareholders' equity. Our continued focus in 2003 has resulted in the Company reporting higher levels of net income, earnings per share, return on equity, return on assets, net interest margin, and in addition, improved efficiency ratio.

Looking ahead to fiscal 2004, the Company has engaged in merger plans to combine our strengths with that of FirstBank NW Corp. and create a larger more profitable company. As communicated in the proxy statement-prospectus under "Background and Reasons for the Merger," this partnership will enhance our ability to meet the high expectations of our shareholders while continuing to meet the growing needs of our customer base.

The capital markets have embraced our improved financial results and future plans by rewarding our shareholders with exceptional stock price performance. Oregon Trail Financial Corp. stock has steadily increased in each of the past three years; 64.2% in fiscal 2001, 35.6% in fiscal 2002; and 26.1% in fiscal 2003, for a total three year appreciation of 180.8% from March 31, 2000, through March 31, 2003.

We appreciate the broad acceptance and support for the strategic direction of Oregon Trail. Our employees continue to support and implement the changes necessary to maintain strong customer relationships, while improving financial performance and strengthening the confidence of our shareholders.

We look forward to the future as we strive to continually improve upon our ability to meet the needs of all the people whose lives we affect; employee, customer, and shareholder. Thank you for the confidence and support you provide as we continue to serve you.

Sincerely,

/s/Berniel L. Maughan                      /s/Stephen R.Whittemore
Berniel L. Maughan                         Stephen R.Whittemore
President and Chief Executive Officer      Chairman of the Board

                          BUSINESS OF THE COMPANY

     Oregon Trail Financial Corp. ("Company"), an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for Pioneer Bank, A Federal Savings Bank ("Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At March 31, 2003, the Company had total assets of $377.5 million, total deposits of $249.1 million and shareholders' equity of $60.1 million. All references to the Company herein include the Bank where applicable.

     The Bank was organized in 1901. The Bank is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank also is a member of the Federal Home Loan Bank ("FHLB") System.

     The Bank is a community oriented financial institution whose principal business is attracting retail deposits from the general public and using these funds to originate one- to- four family residential mortgage loans and consumer loans within its primary market area, which encompasses those regions surrounding its offices in Baker, Grant, Harney, Malheur, Union, Wallowa, Wheeler and Umatilla Counties in Oregon and Payette and Washington Counties in Idaho. The Bank also actively originates home equity and second mortgage loans. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans, and the purchase of dealer-originated automobile contracts.

Oregon Trail Financial Corp. And Subsidiary
Selected Consolidated Financial and Other Data

                                               At March 31,
                               -------------------------------------------
                               2003      2002      2001      2000     1999
                               ----      ----      ----      ----     ----
                                             (In thousands)
FINANCIAL CONDITION DATA:

Total assets............... $377,485  $398,366  $388,881  $370,612  $313,473
Loans receivable, net......  228,227   265,863   250,897   220,591   185,747
Stock in FHLB..............    6,727     6,315     4,651     3,897     3,221
Investment securities
  available for sale.......   44,319    18,306    26,914    37,436    37,965
Mortgage-backed and
  related securities
  available for sale.......   63,616    74,113    70,010    84,615    60,371
Mortgage-backed and
  related securities
  held to maturity.........       --        --        --        --     9,338
Cash and cash equivalents..    9,114     7,795    10,581     9,261     6,276
Deposits...................  249,126   256,078   253,777   237,735   199,589
Advances from FHLB.........   64,500    87,100    73,125    76,750    50,250
Total shareholders' equity.   60,107    52,823    57,806    53,104    60,083

                                          Year Ended March 31,
                               -------------------------------------------
                               2003      2002      2001      2000     1999
                               ----      ----      ----      ----     ----
                                 (In thousands, except per share amounts)
OPERATING DATA:

Interest income............ $ 24,832  $ 27,861  $ 28,279  $ 24,548  $ 20,582
Interest expense...........    9,174    12,739    15,392    11,776     8,064
Net interest income........   15,658    15,122    12,887    12,772    12,518
Provision for loan losses..      321       481       794       178       483
Net interest income after
  provision for loan
  losses...................   15,337    14,641    12,093    12,594    12,035
Gains (losses) from sale of
  securities...............       --       314      (953)       --        --
Noninterest income.........    3,451     3,165     2,155     1,602     1,098
Noninterest expense........   11,263    11,283    10,951    10,115     8,182

Income before income taxes.    7,525     6,837     2,344     4,081     4,951
Provision for income taxes.    2,371     1,922       650     1,472     1,797

Net income................. $  5,154  $  4,915  $  1,694  $  2,609  $  3,154

Basic earnings per share... $   1.78  $   1.58  $   0.51  $   0.74  $   0.78

                                               At March 31,
                               -------------------------------------------
                               2003      2002      2001      2000     1999
                               ----      ----      ----      ----     ----
                                             (In thousands)
Weighted average common
  shares outstanding.......    2,903     3,104     3,331     3,547     4,065
Diluted earnings per share. $   1.67  $   1.52  $   0.50  $   0.70  $   0.76
Weighted average common
  dilutive shares..........    3,082     3,229     3,367     3,724     4,160

                                               At March 31,
                               -------------------------------------------
                               2003      2002      2001      2000     1999
                               ----      ----      ----      ----     ----
OTHER DATA:

Number of:
  Real estate loans
    outstanding............    1,792     2,188     2,182     2,298     2,346
  Deposit accounts.........   29,797    31,573    32,306    31,384    28,820
  Full-service offices.....        9         9         9         8         7


                                      At or For Year Ended March 31,
                               -------------------------------------------
                               2003      2002      2001      2000     1999
                               ----      ----      ----      ----     ----
SELECTED FINANCIAL RATIOS

Performance Ratios:
Return on average
  assets (1)...............     1.32%     1.24%     0.44%     0.76%     1.14%
Return on average
  equity (2)...............     9.07      8.77      3.09      4.60      4.90
Interest rate spread (3)...     3.85      3.58      3.18      3.10      3.85
Net interest margin (4)....     4.33      4.11      3.51      3.89      4.70
Average interest-earning
  assets to average
  interest-bearing
  liabilities..............   118.75    115.11    118.71    122.02    128.10
Noninterest expense as a
  percent of average
  total assets.............     2.89      2.86      2.85      2.95      2.96
Efficiency ratio (5).......    58.94     60.66     79.14     70.37     60.09
Dividend payout ratio (6)..    23.60     24.68     64.00     42.14     28.95

Asset Quality Ratios:
Nonaccrual and 90 days or
  more past due loans
  as a percent of total
  loans, net...............     0.22      0.12      0.02      0.07      0.07
Nonperforming assets as a
  percent of total assets..     0.22      0.10      0.03      0.04      0.01
Allowance for losses as a
  percent of gross loans
  receivable...............     0.96      0.85      0.82      0.63      0.66
Allowance for losses as
  a percent of non-
  performing loans.........   432.94    678.56   3814.55    900.65    889.86
Net charge-offs to average
  outstanding loans........     0.15      0.11      0.04        --      0.06

Capital Ratios:
Total equity-to-assets
  ratio....................    15.92     13.26     14.86     14.33     19.17
Average equity to average
  assets (7)...............    14.59     14.13     14.28     16.55     23.27

------------
(1)  Net earnings divided by average total assets.
(2)  Net earnings divided by average equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4)  Net interest income as a percentage of average interest-earning assets.
(5) Non-interest expense divided by the sum of net interest income and other income.

(6)  Dividends declared per share divided by net income per share.
(7)  Average total equity divided by average total assets.

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

Critical Accounting Policies

     The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's Consolidated Financial Statements. The preparation of these financial statements requires management to use assumptions, judgement and estimates. Management evaluates its use of these assumptions, judgments and estimates on an ongoing basis. Estimates are based on current economic and business conditions in our market area. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time of preparation. However, the use of judgments, estimates and assumptions could result in material differences in our results of operation and financial condition. The Company has determined that its most critical accounting policy is the determination of its provision for loan losses. See additional discussion under "Comparison of Operating Results for the Years Ended March 31, 2003 and 2002 -- Provision for Loan Losses" in this section.

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

Comparison of Financial Condition at March 31, 2003 and March 31, 2002

     Total assets at March 31, 2003 decreased $20.9 million to $377.5 million compared to $398.4 million, or 5.2%, at March 31, 2002. The decrease in assets is principally attributable to a $37.6 million, or 14.2%, decrease in net loans receivable partially offset by a $15.5 million, or 16.8% increase in
securities.   The decrease in loans receivable was primarily caused by a $28.5 million, or 23.2%, decrease in residential real estate loans, an $8.1 million, or 29.2%, decrease in a commercial real estate loan pool purchased in fiscal year end 2002. The decrease in residential real estate loans is reflective of the Company's strategy to decrease interest rate risk by selling newly originated fixed rate real estate loans. Total liabilities at March 31, 2003 decreased $28.2 million, or 8.2%, to $317.4 million compared to $345.5 million at March 31, 2002. Borrowings decreased $22.6 million, or 25.9% to $64.5 million at March 31, 2003 compared to $87.1 million at March 31, 2002. The Company paid off borrowings during fiscal year 2003 with the proceeds from loan repayments. Deposits decreased $7.0 million, or 2.7%, to $249.1 million at March 31, 2003 compared to deposits of $256.1 million at March 31, 2002. The decrease in deposits reflects the mature market in which the Company conducts business as well as an emphasis on disciplined product pricing. Demand and savings accounts at March 31, 2003 increased by a total of $9.6 million, or 7.0%, to $146.4 million compared to $136.7 million at March 31, 2002. Certificates of deposits decreased by $16.6 million, or 13.9%, offsetting the growth in core deposits. Total shareholders' equity increased $7.3 million, or 13.8%, to $60.1 million at March 31, 2003 compared to total shareholders' equity of $52.8 million at March 31, 2002. The increase in shareholders' equity was largely attributable to annual net income of $5.2 million, a $1.5 million increase in other comprehensive income partially offset by the Company paying $1.2 million in dividends throughout fiscal 2003.

Comparison of Operating Results for the Years Ended March 31, 2003 and 2002

     General. Net income for the year ended March 31, 2003 was $5.2 million or $1.67 per diluted share compared to net income of $4.9 million or $1.52 per share for the year ended March 31, 2002, an increase of $239,000. The increase in net income was primarily due a $696,000 increase in net interest income after provision for loan losses partially offset by a $449,000 increase in the provision for income taxes. The increase in net interest income after provision for loan losses was generally due to wider interest rate spreads in the most recent year as well as a $160,000 decrease in the provision for loan losses. The increase in the provision for income taxes was generally due to higher pre-tax earnings and a higher effective tax rate.

     Interest Income. Interest income for the year ended March 31, 2003 was $24.8 million compared to $27.9 million for the year ended March 31, 2002, a decrease of $3.1 million, or 11.1%. The decrease in interest income was primarily a result of a 70 basis point decrease in the yield on average interest earning assets to 6.86% for the year ended March 31, 2003 compared to 7.56% for the year ended March 31, 2002. Average interest earning assets decreased by $6.3 million to $362.0 million from $368.3 million during the year ended March 31, 2003, contributing to a reduction in interest income. The decrease in the yield on average interest earning assets is a result of a decreasing rate environment in 2003 as well as an increase in the ratio of
average security balances relative to average interest earning assets.   The
average yield on interest earning asset groups for the year ended March 31,
2003 compared to the year ended March 31, 2002 were as follows:   loans
receivable: 7.62% versus 8.05%, mortgage-backed securities: 5.85% versus 6.65%, investment securities: 3.99% versus 6.14%, FHLB stock: 6.38% versus 6.74%, cash and overnight investments: 1.50% versus 0.16%, respectively. The average balance of interest earning asset groups for the year ended March 31, 2003 compared to the year ended March 31, 2002 were as follows: loans receivable: $248.7 million versus $282.3 million, mortgage-backed securities:
$75.5 million versus $52.0 million, investment securities: $23.0 million versus $20.9 million, FHLB stock: $6.5 million versus $5.9 million, cash and overnight investments: $8.3 million versus $7.3 million, respectively.

     Interest Expense. Interest expense for the year ended March 31, 2003 was $9.2 million compared to $12.7 million for the year ended March 31, 2002, a decrease of $3.5 million, or 27.6%. The decrease in interest expense was the result of a 97 basis point reduction in the average cost of interest bearing liabilities for the year ended March 31, 2003 to 3.01% from 3.98% during the year ended March 31, 2002. The decrease in the average cost of liabilities was augmented by a $15.1 million, or 4.7%, decrease in average interest bearing liabilities to $304.9 million for the year ended March 31, 2003 versus $320.0 million for the year ended March 31, 2002. The average costs of interest bearing liabilities for the year ended March 31, 2003 compared to the year ended March 31, 2002 were as follows: interest checking: 0.42% versus 0.86%, savings: 1.09% versus 1.81%, money market: 1.60% versus 2.48%, certificates of deposit 3.49% versus 5.04% respectively. The average balance of interest bearing liabilities for the year ended March 31, 2003 compared to the year ended March 31, 2002 were as follows: interest checking: $37.0 million versus $36.7 million, savings: $19.6 million versus $17.2 million, money market: $63.5 million versus $60.6 million, certificates of deposit $121.2 million versus $120.6 million respectively.

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

     The provision for loan losses for the year ended March 31, 2003 was $321,000 compared to $481,000 for the year ended March 31, 2002, a decrease of $160,000. The lower provision for loan losses in fiscal 2003 reflects the reduction in loans that occurred during the year versus an increase in loans
during fiscal 2002.   During the year ended March 31, 2003 loan balances
decreased by $37.7 million, or 14.1%, to $230.4 million. During the year ended March 31, 2002 loan balances increased by $15.1 million, or 6.0% to $268.1 million. Net charge offs for the year ended March 31, 2003 were $380,000 compared to $299,000 for the fiscal year ended March 31, 2002. The increase in charge offs for the year ended March 31, 2003 was generally attributable to the weakening economy and its impact of the Bank's dealer loan portfolio. At March 31, 2003 the allowance for loan losses was .96% of total loans compared to .85% at March 31, 2002. The allowance for loan losses was 432.9% of non-performing loans at March 31, 2003 compared to 678.2% at March 31, 2002, which management believes is adequate to absorb potential losses in the loan portfolio.

     The Company's methodology for calculating the necessary allowance for loan losses requires the Company to reserve specific percentages of outstanding loan balances with the percentages varying based upon the perceived risk of the different loan types and loan classification within specific loan types. For unclassified loans the Company reserves .25% of outstanding balances for single family real estate loans, .50% for commercial real estate loans, 1.00% for consumer loans, 2.00% for dealer auto loans, 7.00% for credit card balances, and 1.50% for commercial and agricultural loans. For classified loans the Company reserves from 2.00% to 100.00% of outstanding balances depending upon the loan type and classification. During the year ended March 31, 2003 loan balances decreased by $37.7 million, or 14.1% to $230.4 million from $268.1 million at March 31, 2002. Generally, the decrease in loan balances during the year caused the required allowance for loan losses to decrease by $59,000 to $2.2 million.

     Non-Interest Income. Non-interest income for the year ended March 31, 2003 was $3.5 million and was also $3.5 million for the year ended March 31, 2002. However, non-interest income for the year ended March 31, 2003 included no gain on sale of securities compared to a $314,000 gain on securities for the year ended March 31, 2002. During the year ended March 31, 2003 deposit service charges increased $88,000, or 4.9%, check card fees increased by $30,000, or 22.8%, loan fees on conventional loans sold increased $159,000, or 82.2%, and gain on sale of real estate increased $32,000, or 266.4% partially offsetting the decrease in gain on sale of securities.

     Non-Interest Expense. Non-interest expense for the year ended March 31, 2003 decreased by $20,000, or 0.2%, to $11.3 million from $11.3 million for the year ended March 31, 2002. The primary factors affecting the decrease in non-interest expense were a $652,000 decrease in legal services, a $83,000 decrease in deposit product expenses, a $52,000 decrease in telephone expense, and a $73,000 decrease in furniture and equipment depreciation which were partially offset by a $495,000 increase in compensation and benefits, a $117,000 increase in other professional services, a $64,000 increase in audit expenses, a $53,000 increase in advertising and promotions and a $45,000 increase in other employee expense. The reduction in legal expenses are a result of settled lawsuits referenced in the Company's March 31, 2002 Form 10-K and March 14, 2002 Form 8-K. The increase in compensation and benefits expense is due to normal annual increases in individual employee compensation as well as an increase in the cost of stock-based compensation due to a higher company stock price.

     Income Taxes. Income tax expense was $2.4 million for the year ended March 31, 2003 compared to $1.9 million for the prior year. The Company's effective tax rate for the years ended March 31, 2003 and 2002 were 31.5% and 28.1%, respectively. The Company's effective tax rate has increased in the year ended March 31, 2003 due to increased earnings, and a $168,000 tax benefit related to the Company's employee stock ownership plan taken in fiscal 2002 that related to a prior year.

Comparison of Financial Condition at March 31, 2002 and March 31, 2001

     Total assets at March 31, 2002 increased $9.5 million to $398.4 million compared to $388.9 million at March 31, 2001. The growth in assets was primarily attributable to a $15.0 million increase in net loans receivable
partially offset by a $4.5 million dollar decrease in securities.   The
increase in loans receivable was caused by a $26.5 million increase in commercial real estate loans, a $1.9 million increase in commercial and agricultural loans and a $1.5 million increase in consumer loans partially offset by a $14.4 million decrease in residential real estate loans. The decrease in residential real estate loans reflects the Company's strategy to decrease interest rate risk by selling newly originated fixed rate real estate loans. The net loan growth was funded by $14 .0 million increase in borrowings and $2.3 million increase in deposits offset by a $5.0 million decrease in shareholders' equity. The increase in deposits reflects the Company's emphasis on core deposit growth. Demand and savings accounts at March 31, 2002 increased by a total of $10.9 million, or 8.6%, to $136.7 million compared to $125.9 million at March 31, 2001. Certificates of deposits decreased by $8.6 million, or 6.7%, partially offsetting the growth in core deposits. The decrease in shareholders' equity was largely caused by the Company purchasing $9.7 million of its common stock, paying $1.3 million of dividends, and partially offset by earnings of $4.9 million. Generally, the Company purchases its outstanding shares through formal share repurchase programs, when purchases are thought to be accretive to earnings per share and the Company has excess capital available for such purchases.

Comparison of Operating Results for the Years Ended March 31, 2002 and 2001

     General.   Net income for the year ended March 31, 2002 was $4.9 million or $1.58 per basic share compared to net income of $1.7 million or $0.51 per share for the year ended March 31, 2001. The increase in net income was attributable to a $2.2 million increase in net interest income, a $1.3 million increase in non-interest income, and a $600,000 decrease in non-interest expense. The decrease in non-interest expense for the year ended March 31, 2002 was largely a result of one-time restructuring expenses incurred in the year ended March 31, 2001 including a $303,000 reduction-in-force charge and a $953,000 loss on sale of low yielding securities. The substantial increase in earnings per share are a result of a favorable interest rate environment as well as the successful execution of the Company's strategic plan which required the development of sustainable earnings per share growth as its primary objective. Related objectives included, but were not limited to, reduction of interest rate sensitive assets, non-interest income growth, non-interest expense control, core deposit growth and a Company-wide emphasis of customer service combined with a de-emphasis of "best price."

     Interest Income.   Interest income for the year ended March 31, 2002 was
$27.9 million compared to $28.3 million for the year ended March 31, 2001, a decrease of $400,000, or 1.4%. The decrease in interest income was a result of a 14 basis point decrease in the yield on average interest earning assets to 7.56% for the year ended March 31, 2002 compared to 7.70% for the year ended March 31, 2001. Average interest earning assets increased by $849,000 to $368.3 million during the year ended March 31, 2002, partially offsetting the reduction in yield on those assets. The decrease in the yield on average interest earning assets was a result of a decreasing rate environment in 2002 as well as increases in adjustable rate loans and a decrease in fixed rate real estate loans. The average yield on interest earning asset groups for the year ended March 31, 2002 compared to the year ended March 31, 2001 were as follows: loans receivable: 8.05% versus 8.31%, mortgage-backed securities:
6.65% versus 7.10%, investment securities: 6.14% versus 6.44%, FHLB stock:
6.74% versus 6.48%, and cash and overnight investments: 0.16% versus 1.59%, respectively. The average balance of interest earning assets for the year ended March 31, 2002 compared to the year ended March 31, 2001 were as follows: loans receivable: $282.3 million versus $242.7 million, mortgage-backed securities: $52.0 million versus $77.4 million, investment securities: $20.9 million versus $34.2 million, FHLB stock: $5.9 million versus $4.4 million, and cash and overnight investments: $7.3 million versus $8.8 million, respectively.

     Interest Expense.   Interest expense for the year ended March 31, 2002
was $12.7 million compared to $15.4 million for the year ended March 31, 2001, a decrease of $2.7 million, or 17.5%. The decrease in interest expense was due to a 74 basis point reduction in the average cost of interest bearing liabilities for the year ended March 31, 2002 to 3.98% from 4.92% during the year ended March 31, 2001. The decrease in the average cost of liabilities was partially offset by a $10.4 million, or 3.4% increase in average interest bearing liabilities to $320.0 million for the year ended March 31, 2002 versus $309.6 million for the year ended March 31, 2001. The average cost of interest bearing liabilities for the year ended March 31, 2002 compared to the year ended March 31, 2001 were as follows: interest checking: 0.86% versus 1.25%, savings: 1.81% versus 2.34%, money market: 2.48% versus 4.11%, certificates of deposit 5.04% versus 5.97%, respectively. The average balance of interest bearing liabilities for the year ended March 31, 2002 compared to the year ended March 31, 2001 were as follows: interest checking: $36.7 million versus $37.1 million, savings: $17.2 million versus $17.0 million, money market: $60.6 million versus $53.9 million, certificates of deposit $120.6 million versus $125.8 million, respectively.

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

     The provision for loan losses for the year ended March 31, 2002 was $481,000 compared to $794,000 for the year ended March 31, 2001, a decrease of $313,000. The lower provision for loan losses is fiscal 2002 reflects the significant one time increase to the allowance for loan losses that occurred in fiscal 2001 as a result of changing the methodology for determining the allowance for loan losses. Net charge offs for the year ended March 31, 2002 were $299,000 compared to $92,000 for the fiscal year ended March 31, 2001.
At March 2002 the allowance for loans losses was 0.85% of total loans compared to 0.84% at March 31, 2001. The allowance for loan losses was 678.6% of non-performing loans at March 31, 2002 compared to 3,814.6% at March 31, 2001.

     Non-Interest Income.   Non-interest income for the year ended March 31,
2002 increased by 58%, or $1.3 million, to $3.5 million when compared to the year ended March 31, 2001. The increase in non-interest income was principally due to a $627,000 increase in income from bank owned life insurance, a $314,000 net increase in gain on sale of securities and a $193,000 gain on sale of loans.

     Non-Interest Expense.   Non-interest expense for the year ended March 31,
2002 decreased by $621,000, or 5%, to $11.3 million from $11.9 million for the year ended March 31, 2001. The primary factors affecting the decrease in non-interest expense were $953,000 of losses on sales of securities in the year ended March 31, 2001 compared to no net losses for the year ended March 31, 2002, $1.1 million of legal expenses in fiscal 2002 versus $307,000 of legal expenses in fiscal 2001, and $6.2 million of compensation and benefits in fiscal 2002 compared to $6.6 million of compensation and benefits in fiscal 2001.

     Income Taxes. Income tax expense was $1.9 million for the year ended March 31, 2002 compared to $650,000 for the prior year. The Company's effective tax rate for the years ended March 31, 2002 and 2001 were 28.1% and 27.7%, respectively. The Company's effective tax rate has benefitted from increased levels of tax advantaged assets. In the year ended March 31, 2002, the Company realized a $168,000 tax benefit related to the Company's employee stock ownership plan from a prior year.



Average Balances, Interest and Average Yields/Costs

     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances for the years ended March 31, 2003, 2002 and 2001.

                                                     Year Ended March 31,
                       ----------------------------------------------------------------------------------
                                   2003                       2002                         2001
                       -------------------------   -------------------------    -------------------------
                                 Interest                   Interest                     Interest
                       Average     and     Yield/  Average     and     Yield/   Average     and     Yield/
                       Balance  Dividends   Cost   Balance  Dividends   Cost    Balance  Dividends   Cost
                       -------  ---------   ----   -------  ---------   ----    -------  ---------   ----
                                                     (Dollars in thousands)
Interest-earning
assets:
Loans receivable,
 net (1)............. $248,748   $18,964   7.62%  $282,267   $22,710   8.05%   $242,662   $20,155    8.31%
Mortgage-backed
 securities..........   75,508     4,414   5.85     51,950     3,456   6.65      77,413     5,496    7.10
Investment
 securities..........   23,020       918   3.99     20,944     1,286   6.14      34,164     2,201    6.44
FHLB stock...........    6,463       412   6.37      5,891       397   6.74       4,411       286    6.48
Federal funds sold
 and overnight
 interest-bearing
 deposits............    8,278       124   1.50      7,294        12   0.16       8,847       141    1.59
                      --------   -------          --------   -------           --------   -------
  Total interest-
   earning assets....  362,017    24,832   6.86    368,346    27,861   7.56     367,497    28,279    7.70
                      --------   -------          --------   -------           --------   -------
Non-interest-
 earning assets......   27,451                      27,955                       16,512
                      --------                    --------                     --------
  Total assets....... $389,468                    $396,301                     $384,009
                      ========                    ========                     ========

Interest-bearing
liabilities:
Passbook accounts.... $ 19,560       213   1.09   $ 17,175       311   1.81    $ 16,983       397    2.34
Money market
 accounts............   63,495     1,018   1.60     60,575     1,505   2.48      53,852     2,213    4.11
NOW accounts.........   36,968       155   0.42     36,680       315   0.86      37,122       463    1.25
Certificates of
 deposit.............  112,161     3,916   3.49    120,577     6,075   5.04     125,756     7,502    5.97
                      --------   -------          --------   -------           --------   -------
  Total interest-
   bearing deposits..  232,184     5,302   2.28    235,007     8,206   3.49     233,713    10,575    4.52
                      --------   -------          --------   -------           --------   -------
Securities sold under
 agreements to
 repurchase..........       --        --     NA         --        --     NA          --        --      NA

FHLB advances........   72,681     3,872   5.33     84,989     4,533   5.33      75,871     4,817    6.35
                      --------   -------          --------   -------           --------   -------
  Total interest-
   bearing
   liabilities.......  304,865     9,174   3.01    319,996    12,739   3.98     309,584    15,392    4.72
                      --------   -------          --------   -------           --------   -------
  Non-interest-
   bearing
   liabilities.......   27,799                      20,291                       19,607
                      --------                    --------                     --------
  Total liabilities..  332,664                     340,287                      329,191
                      --------                    --------                     --------
Shareholders' equity.   56,804                      56,014                       54,818
                      --------                    --------                     --------
  Total liabilities
   and shareholders'
   equity............ $389,468                    $396,301                     $384,009
                      ========                    ========                     ========

Net interest income..            $15,658                     $15,122                      $12,887
                                 =======                     =======                      =======

Interest rate spread.                      3.85%                       3.58%                         3.18%

                                                                 10

                                                     Year Ended March 31,
                       ----------------------------------------------------------------------------------
                                   2003                       2002                         2001
                       -------------------------   -------------------------    -------------------------
                                 Interest                   Interest                     Interest
                       Average     and     Yield/  Average     and     Yield/   Average     and     Yield/
                       Balance  Dividends   Cost   Balance  Dividends   Cost    Balance  Dividends   Cost
                       -------  ---------   ----   -------  ---------   ----    -------  ---------   ----
                                                     (Dollars in thousands)

Net interest margin..                      4.33%                       4.11%                         3.51%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities.........  118.75%                      115.11%                      118.71%

------------------
(1)  Does not include interest on loans 90 days or more past due.



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

                                          Year Ended March 31,                 Year Ended March 31,
                                         2003 Compared to Year                2002 Compared to Year
                                         Ended March 31, 2002                 Ended March 31, 2001
                                          Increase (Decrease)                  Increase (Decrease)
                                                Due to                               Due to
                                 -----------------------------------    ---------------------------------
                                                     Rate/                                 Rate/
                                 Rate     Volume    Volume     Total    Rate    Volume    Volume    Total
                                 ----     ------    ------     -----    ----    ------    ------    -----
                                                                (In thousands)
Interest-earning assets:
 Loans receivable (1).........$(1,214)   $(2,698)   $  166   $(3,746)  $ (631)  $ 3,291   $(105)   $ 2,555
 Mortgage-backed and related
  securities..................   (416)     1,567      (193)      958     (348)   (1,808)    116     (2,040)
 Investment securities........   (450)       127       (45)     (368)    (102)     (851)     38       (915)
 FHLB stock...................    (22)        39        (2)       15       11        96       4        111
 Federal funds sold and over-
  night interest-bearing
  deposits....................     98          2        12       112     (127)      (25)     23       (129)
                              -------     ------    ------   -------  -------    ------   -----     ------
   Total net change in
    income on interest-
    earning assets............ (2,004)      (963)      (62)   (3,029)  (1,197)      703      76       (418)
                              -------     ------    ------   -------  -------    ------   -----     ------
Interest-bearing liabilities:
 Passbook accounts............   (124)        43       (17)      (98)     (90)        4      --        (86)
 Money market accounts........   (533)        72       (26)     (487)    (878)      276    (106)      (708)
 NOW accounts.................   (161)         2        (1)     (160)    (145)       (6)      3       (148)
 Certificate accounts......... (1,869)      (424)      134    (2,159)  (1,170)     (309)     52     (1,427)
 Securities sold under
  agreements to repurchase....     --         --        --        --       --        --      --         --
 FHLB advances................     --       (656)       (5)     (661)    (774)      579     (89)      (284)
                              -------     ------    ------   -------  -------    ------   -----     ------
  Total net change in expense
   on interest-bearing
   liabilities................ (2,687)      (963)       85    (3,565)  (3,057)      544    (140)    (2,653)
                              -------     ------    ------   -------  -------    ------   -----     ------
Net change in net interest
 income.......................$   683     $   --    $ (147)  $   536  $ 1,860    $  159   $ 216     $2,235
                              =======     ======    ======   =======  =======    ======   =====     ======

--------------
(1) Does not include interest on loans 90 days or more past due.

                                                        11

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

     The following table is provided by the OTS and sets forth the change in the Bank's net portfolio value ("NPV") at March 31, 2003, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present values of net expected cash inflows from existing off-balance sheet contracts.

         Basis Points ("bp")               Estimated Change in
      Change in Interest Rates             Net Portfolio Value
      ------------------------    ----------------------------------------
                                          2003                  2002
                                  ------------------   -------------------
                                            (Dollars in Thousands)

               300(bp)            $(12,053)  (22.0)%   $(21,412)   (45.1)%
               200                  (6,776)  (12.0)     (14,430)   (29.6)
               100                  (2,320)   (4.0)      (7,156)   (14.3)
                 0                       0       0            0        0
               100                     337     1.0        4,202      0.8
               200                     N/A     N/A          N/A      N/A
               300                     N/A     N/A          N/A      N/A

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at March 31, 2003 would reduce the Bank's NPV by approximately $6.8 million, or 12.0% at that date. This compares to a reduction in the Bank's NPV by approximately $14.4 million, or 29.6% at March 31, 2002.

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

     The following table presents the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair value at March 31, 2003. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.



                                                 One Year     After
                             Average   Within    to Three   3 Years to    Beyond               Fair
                              Rate    One Year    Years      5 Years      5 Years    Total     Value
                              ----    --------    -----      -------      -------    -----     -----
                                                      (Dollars in thousands)
Interest Sensitive Assets:
Loans receivable............  7.42%   $133,981   $56,607     $26,672      $14,553   $231,813  $239,393
Mortgage-backed securities..  5.82      15,403    15,945       9,292       12,254     52,894    52,894
Tax free municipal bonds....  4.49          --        --          --        7,394      7,394     7,394
Investments and other
  interest-earning assets...  3.25      27,229        --          --       18,408     47,647    47,647
FHLB stock..................  6.75          --        --          --        6,727      6,727     6,727

Interest Sensitive Liabilities:
NOW checking................  0.25      11,591    13,793       6,759        6,494     38,637    38,637
Passbook savings............  0.83       6,052     7,201       3,529        3,389     20,171    20,171
Money market deposits.......  1.13      55,242    13,258         530           22     69,052    69,052
Time certificates...........  3.05      64,294    25,875      12,602           --    102,771   102,771

Off-balance Sheet Items:
Commitments to extend
  credit....................  7.20      14,121        --          --           --     14,121    14,121





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

     The Bank must maintain an adequate level of liquidity to ensure sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2003 cash and cash equivalents totaled $9.1 million or 2.4% of total assets. The Bank also maintained an uncommitted credit facility with the FHLB which provided for immediately available advances up to an aggregate amount of $113.2 million, under which $64.5 million in advances were outstanding at March 31, 2003. In addition to the FHLB credit facility, at March 31, 2003 the Bank had a $50.0 million reverse repurchase line of credit available with Merrill Lynch and a $21.0 million overnight line of credit with Key Bank.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans within its primary market area. During the years ended March 31, 2003, 2002 and 2001 the Bank originated $27.7 million, $26.4 million and $22.3 million of such loans, respectively. At March 31, 2003, the Bank had commitments to extend credit totaling $42.5 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2003 totaled $64.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2003, the Bank complied with all regulatory capital requirements as of that date with tangible, core and total capital ratios of 12.4%, 12.4% and 20.7%, respectively. See Note 15 of Notes to Consolidated Financial Statements contained herein.

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Oregon Trail Financial Corp.
Baker City, Oregon

We have audited the accompanying consolidated balance sheets of Oregon Trail Financial Corp. and Subsidiary (the "Company) as of March 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oregon Trail Financial Corp. and Subsidiary as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP

Portland, Oregon
May 2, 2003

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002
(In thousands)
-----------------------------------------------------------------------------

ASSETS                                                 2003         2002

Cash and due from banks                             $  1,860      $  1,725
Interest-bearing deposits                              7,254         6,070
                                                    --------      --------

          Total cash and cash equivalents              9,114         7,795

Securities:

  Investment securities available for sale, at fair
   value (amortized cost of $43,726 and $18,552)      44,319        18,319
  Mortgage-backed and related securities available
   for sale, at fair value (amortized cost of
   $61,205 and $74,252)                               63,616        74,100
Loans:
  Loans held for sale                                  1,134             -
  Loans receivable                                   229,314       268,143
  Allowance for loan losses                           (2,221)       (2,280)
                                                    --------      --------
    Total loans, net                                 228,227       265,863

Accrued interest receivable                            1,906         2,308
Premises and equipment, net                            8,719         9,466
Stock in FHLB, at cost                                 6,727         6,315
Real estate owned and other repossessed assets           302            58
Other assets                                          14,555        14,142
                                                    --------      --------

TOTAL ASSETS                                        $377,485      $398,366
                                                    ========      ========

                                                                  (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002
(In thousands, except share data)
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                  2003         2002

LIABILITIES:
  Deposits:
    Interest-bearing                                $120,792     $114,859
    Noninterest-bearing                               25,563       21,878
    Time certificates                                102,771      119,341
                                                    --------     --------

          Total deposits                             249,126      256,078

  Accrued expenses and other liabilities               2,483        2,052
  Advances from FHLB                                  64,500       87,100
  Net deferred tax liability                           1,231          276
  Advances from borrowers for taxes and insurance         38           37
                                                    --------     --------

          Total liabilities                          317,378      345,543
                                                    --------     --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued or outstanding             -            -
  Common stock, $.01 par value; 8,000,000 shares
   authorized; March 3l, 2003, 4,694,875 issued,
   2,954,938 outstanding; March 31, 2002, 4,694,875
   issued 2,854,548 outstanding                           29           31
  Additional paid-in capital                          23,815       22,965
  Retained earnings (substantially restricted)        36,098       32,042
  Unearned shares issued to the ESOP                    (805)      (1,341)
  Unearned shares issued to the MRDP                    (881)      (1,253)
  Accumulated other comprehensive income               1,851          379
                                                    --------     --------

          Total shareholders' equity                  60,107       52,823
                                                    --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $377,485     $398,366
                                                    ========     ========

See notes to consolidate financial statements                   (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(In thousands)
-----------------------------------------------------------------------------

                                               2003       2002       2001
INTEREST INCOME:
  Interest and fees on loans receivable      $18,964    $22,710    $20,155
  Securities:
    Mortgage-backed and related securities 4,414 3,456 5,496 U.S. government and government agencies
     and other                                 1,042      1,298      2,342
  FHLB dividends                                 412        397        286
                                             -------    -------    -------

          Total interest income               24,832     27,861     28,279
                                             -------    -------    -------

INTEREST EXPENSE:
  Deposits                                     5,302      8,206     10,575
  FHLB advances                                3,872      4,533      4,817
                                             -------    -------    -------

          Total interest expense               9,174     12,739     15,392
                                             -------    -------    -------

          Net interest income                 15,658     15,122     12,887

PROVISION FOR LOAN LOSSES                        321        481        794
                                             -------    -------    -------

          Net interest income after
           provision for loan losses          15,337     14,641     12,093
                                             -------    -------    -------

NONINTEREST INCOME:
  Service charges on deposit accounts          1,881      1,793      1,728
  Loan servicing fees                            459        437        391
  Gain on sale of loans                          352        193          -
  Realized gain on sale of securities              -        314          -
  Income from Bank Owned Life Insurance          668        685         58
  Other income                                    91         57        (22)
                                             -------    -------    -------

          Total noninterest income             3,451      3,479      2,155
                                             -------    -------    -------

                                                                 (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(In thousands, except share data)
-----------------------------------------------------------------------------

                                             2003        2002        2001
NONINTEREST EXPENSES:
  Employee compensation and benefits     $    6,722  $    6,227  $    6,601
  Supplies, postage, and telephone              880         895         860
  Depreciation                                  783         852         895
  Occupancy and equipment                       733         730         705
  Customer accounts                             462         515         550
  Advertising                                   375         322         314
  Professional fees                             961       1,472         606
  FDIC insurance premium                         44          48          49
  Realized loss on sale of securities             -           -         953
  Other                                         303         222         371
                                         ----------  ----------  ----------

          Total noninterest expenses         11,263      11,283      11,904
                                         ----------  ----------  ----------

          Income before income taxes          7,525       6,837       2,344

PROVISION FOR INCOME TAXES                    2,371       1,922         650
                                         ----------  ----------  ----------

NET INCOME                               $    5,154  $    4,915  $    1,694
                                         ==========  ==========  ==========

Basic earnings per share                 $     1.78  $     1.58  $     0.51

Diluted earnings per share               $     1.67  $     1.52  $     0.50

Weighted average common shares outstanding:
  Basic                                   2,902,501   3,104,121   3,331,002
  Diluted                                 3,081,535   3,229,081   3,367,210

See notes to consolidated financial statements.
                                                                  (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------

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
                  --------------   Paid-in    Retained  Ownership  and Develop-  Income    Income
                  Shares  Amount   Capital    Earnings    Trust     ment Plan     (Loss)   (Loss)    Total

BALANCE, APRIL
 1, 2000        3,317,006  $36    $31,743    $27,759   $(2,415)     $  (740)              $(3,279)  $53,104
Net income              -    -          -      1,694         -            -     $1,694          -     1,694
Cash dividends
 paid                   -    -          -     (1,079)        -            -          -          -    (1,079)
Stock repurchased
 and retired      (76,308)  (1)      (945)         -         -            -          -          -      (946)
Earned ESOP
 shares            53,656    -         70          -       537            -          -          -       607
New MRDP shares
 granted                -    -         42          -         -          (42)         -                    -
Earned MRDP
 shares            25,811    -          -          -         -          267          -          -       267
Exercise of
 stock options      5,592    1         62                                                                63
Net unrealized loss
 on securities
 available for sale
 of $5,584 (net of
 tax expense of
 $3,319) less re-
 classification
 adjustment for net
 losses included
 in net income of
 $1,488(net of tax
 benefit of $766)     -      -          -          -         -            -      4,096      4,096     4,096
                                                                                ------
                      -      -          -          -         -            -      5,790          -         -
                ---------  ---    -------    -------   -------      -------     ======    -------   -------

BALANCE, MARCH
 31, 2001       3,325,757   36     30,972     28,374    (1,878)        (515)                  817    57,806
Net income              -    -          -      4,915         -            -     $4,915          -     4,915
Cash dividends
 paid                   -    -          -     (1,247)        -            -          -          -    (1,247)
Stock repurchased
 and retired     (574,587)  (6)    (9,672)         -         -            -          -          -    (9,678)
Earned ESOP
 shares            53,656    -        339          -       537            -          -          -       876
New MRDP shares
 granted                -    -      1,056          -         -       (1,056)         -          -         -
Earned MRDP
 shares            29,380    -          -          -         -          318          -          -       318
Exercise of
 stock options     20,342    1        270          -         -            -          -          -       271
Net unrealized
 loss on
 securities
 available for
 sale of $236
 (net of tax
 benefit of $148)
 less reclassifi-
 cation adjustment
 for net gains
 included in net
 income of $202
 (net of tax
 expense of $126)       -    -          -          -         -            -       (438)      (438)     (438)
                                                                                ------
Comprehensive
 income                 -    -          -          -         -            -     $4,477          -         -
                ---------  ---    -------    -------   -------      -------     ======    -------   -------
BALANCE, MARCH
 31, 2002       2,854,548  $31    $22,965    $32,042   $(1,341)     $(1,253)               $  379   $52,823


OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------

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
                  --------------   Paid-in    Retained  Ownership  and Develop-  Income    Income
                  Shares  Amount   Capital    Earnings    Trust     ment Plan     (Loss)   (Loss)    Total

BALANCE, MARCH
 31,2002       2,854,548   $31     $22,965    $32,042   $(1,341)    $(1,253)     $    -   $  379    $52,823

Net income             -     -           -      5,154         -           -       5,154        -      5,154

Cash dividends
 paid                  -     -           -     (1,246)        -           -           -        -     (1,246)

Stock repurchased
 and retired      (6,239)   (2)        (38)         -         -           -           -        -        (40)

Earned ESOP
 shares           53,656     -         558          -       536           -           -        -      1,094

Earned MRDP
 shares           31,215     -           -          -         -         372           -        -        372

Exercise of
 stock options    21,758               330          -         -           -           -        -        330

Tax benefit of
 SOP                                              148                                                   148

Net unrealized
 gain on
 securities
 available for
 sale of $2,388
 (net of tax
 expense of $916)      -     -            -         -         -           -       1,472    1,472      1,472


Comprehensive
 income                -     -            -         -         -                  $6,626        -          -
               ---------   ---      -------   -------     -----       -----      ======  -------    -------

BALANCE, MARCH
 31, 2003      2,954,938   $29      $23,815   $36,098     $(805)      $(881)             $ 1,851    $60,107
               =========   ===      =======   =======     =====       =====              =======    =======

                                      21

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(In thousands)
-----------------------------------------------------------------------------

                                                 2003       2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   5,154  $   4,915  $   1,694
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
    Depreciation                                    783        852        895
    Compensation expense related to ESOP          1,094        876        607
    Compensation expense related to MRDP            372        318        267
    Amortization of deferred loan fees             (285)      (215)       (71)
    Provision for loan losses                       321        481        794
    Deferred income taxes                           579         97       (267)
    Amortization and accretion of premiums and
     discounts on investments and loans purchased   416        355        361
    FHLB dividends                                 (412)      (397)      (286)
    Gain on sale of loans                          (352)      (193)         -
   (Gain) loss on sale of premises and equipment     10         (1)         5
    Change in assets and liabilities:
      Accrued interest receivable                   402         64         80
      Other assets                                 (657)      (880)       131
      Accrued expenses and other liabilities         39     (1,646)     1,042
                                              ---------  ---------  ---------

        Net cash provided by (used in) operating
         activities                               7,464      4,626      5,252
                                              ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                            (121,171)  (122,107)  (103,783)
  Loan principal repayments                     151,138    149,358     92,291
  Loans purchased                               (14,359)   (55,992)   (19,774)
  Loans sold                                     22,002     13,086          -
  Proceeds from maturity of securities
   available for sale                             2,274          -          -
  Principal repayments of securities
   available for sale                            38,386     19,672     10,808
  Purchase of securities available for sale     (62,162)   (44,368)   (17,000)
  Proceeds from sale of securities available
   for sale                                       8,300     28,746     37,841
  Purchases of stock in FHLB                          -     (1,267)      (468)
  Purchase of Bank Owned Life Insurance               -          -    (12,500)
  Purchase of premises and equipment                (46)      (293)    (1,137)
  Proceeds from sale of premises and equipment        -        111          3
                                              ---------  ---------  ---------

        Net cash provided by(used in)
         investing activities                    24,362    (13,054)   (13,719)
                                              ---------  ---------  ---------

                                                                   (Continued)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(In thousands)
-----------------------------------------------------------------------------

                                                2003       2002       2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net of withdrawals  $  (6,952) $   2,301 $    16,042
  Change in advances from borrowers for
   taxes and insurance                              1         15        (668)
  Proceeds from FHLB advances                 308,275    803,885   1,080,422
  Repayment of FHLB advances                 (330,875)  (789,910) (1,084,047)
  Payment of cash dividends                    (1,246)    (1,247)     (1,079)
  Stock options exercised                         330        270          63
  Stock repurchased and retired                   (40)    (9,672)       (946)
                                            ---------  --------- -----------

        Net cash provided by(used in)
         financing activities                 (30,507)     5,642       9,787
                                            ---------  --------- -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    1,319     (2,786)      1,320

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR    7,795     10,581       9,261
                                            ---------  --------- -----------

CASH AND CASH EQUIVALENTS, END OF YEAR      $   9,114  $   7,795 $    10,581
                                            =========  ========= ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
    Interest on deposits and other
     borrowings                             $   8,791 $   12,564 $    14,691
    Income taxes                                1,893      2,745         435
  Noncash investing activities:
    Transfer of loans to real estate owned        217          -          41
    Unrealized gain (loss) on securities
     available for sale, net of tax             1,472       (438)      4,096

See notes to consolidated financial statements.
                                                                   (Concluded)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
-----------------------------------------------------------------------------

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

Nature of Operations - The Company is engaged in the business of accepting savings and demand deposits and providing mortgage, consumer, and commercial loans, and to a lesser extent, agricultural loans, to its customers in eastern Oregon.

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

Securities - The Company accounts for securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities bought and held principally for the purpose of sale in the near term are classified as trading securities and are carried at fair value. There were no trading securities or held to maturity securities at March 31, 2003 and 2002. Securities not classified as trading, or as held to maturity, are classified as available for sale. Unrealized holding gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of equity until realized. Unrealized losses on securities resulting from an other than temporary decline in fair value are recognized in earnings when incurred. Realized and unrealized gains and losses are determined using the specific identification method.

Federal Home Loan Bank Stock - The Company's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. The Company's minimum investment requirement was approximately $3,502,000, and $4,355,000 at March 31, 2003 and 2002, respectively. The Company may request redemption at par value of any stock in excess of the amount the Company is required to hold. Stock redemptions are granted at the discretion of the FHLB.

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

Loans Held for Sale - To mitigate interest rate sensitivity, from time to time certain fixed rate loans are identified as held for sale in the secondary market. Accordingly, such loans are classified as held for sale in the consolidated balance sheets and are carried at the lower of aggregate cost or net realizable value. At March 31, 2003 loans held for sale totaled $1.1 million. At March 31, 2002 there were no loans held for sale.

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

When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, impairment is measured at current fair value of the collateral, reduced by estimated selling costs. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and premium or discount), loan impairment is recognized by establishing or adjusting an allocation of the allowance for loan losses. The Company generally considers those loans on a nonaccrual status to be impaired. SFAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

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

SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The fair value approach measures compensation costs based on factors such as the term of the option, the market price at grant date, and the option exercise price, with expense recognized over the vesting period. See Note 14 for further discussion.

Had compensation cost for these awards been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended March 31, 2003, 2002, and 2001 (dollars in thousands):

                                                2003      2002      2001
Net income:
  As reported                                  $5,154    $4,915    $1,694
  Pro forma                                     5,129     4,644     1,612

Earnings per common share - basic:
  As reported                                  $ 1.78    $ 1.58    $ 0.51
  Pro forma                                      1.77      1.50      0.48

Earnings per common share - diluted:
  As reported                                  $ 1.67    $ 1.52    $ 0.50
  Pro forma                                      1.66      1.44      0.48

Recently Issued Accounting Pronouncements-In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Management does not believe that the adoption of this Statement will have a material effect on the Company's consolidated financial statements.

In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement provides guidance on the accounting for the acquisition of a financial institution, and applies to all acquisitions except those between two or more mutual enterprises. The provisions of this statement provide that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. The Company currently has no goodwill that will be impacted by SFAS No. 147.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 is an interpretation of FASB Statements No. 5, 57, and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal years ending after December 15, 2002. The provisions of SFAS No. 148 do not have a material impact on the results of operations or financial condition of the Company.

2.     SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale at March 31, 2003 and 2002 are summarized as follows (in thousands):

                                               Gross       Gross
                                 Amortized   Unrealized  Unrealized   Fair
                                    Cost        Gains      Losses    Value
March 31, 2003

Available for sale:
  U.S. government and government
   agency obligations            $  9,158     $  256       $   -    $  9,414
  Trust preferred securities        6,833        464        (129)      7,168
  Other Securities                 27,735         11          (9)     27,737
  Mortgage-backed and related
   securities                      50,582      2,312           -      52,894
  Collateralized mortgage
   obligations                     10,623         99           -      10,722
                                 --------     ------       -----    --------
     Total available for sale    $104,931     $3,142       $(138)   $107,935
                                 ========     ======       =====    ========

                                               Gross       Gross
                                 Amortized   Unrealized  Unrealized   Fair
                                    Cost        Gains      Losses    Value
March 31, 2002

Available for sale:
  U.S. government and government
   agency obligations             $11,161     $  234       $(423)    $10,972
  Trust preferred securities        6,881         87        (131)      6,837
  Other Securities                    510          -           -         510
  Mortgage-backed and related
   securities                      58,433      1,171        (248)     59,356
  Collateralized mortgage
   obligations                     14,819          4         (79)     14,744
                                  -------     ------       -----     -------
     Total available for sale     $91,804     $1,496       $(881)    $92,419
                                  =======     ======       =====     =======

The carrying value and fair value of available for sale debt securities at March 31, 2003 with contractual maturity dates are as follows (in thousands):

                                      Amortized Cost    Fair Value
Due in five years or less                 $  2,003       $  2,021
Due after five years through ten years       5,457          5,580
Due after ten years                         69,736         72,597
No contractural maturity                    27,735         27,737
                                          --------       --------
           Total                          $104,931       $107,935
                                          ========       ========

Expected maturities of mortgage-backed and related securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Investments and mortgage-backed and related securities totaling $35,774,000 and $41,357,000 were pledged against public funds and other deposits at March 31, 2003 and 2002, respectively.

3.     LOANS RECEIVABLE

Loans receivable are summarized as follows (in thousands):

                                                           March 31,
                                                    ---------------------
                                                     2003           2002
     Mortgage loans:
      One-to-four family                            $ 94,456     $122,950
      Multi-family                                     7,724       10,799
      Commercial                                      30,874       36,397
      Agricultural                                     3,952        3,505
      Construction                                       676        1,255
      Land                                                23           34
                                                    --------     --------

            Total mortgage loans                     137,705      174,940
                                                    --------     --------


     Consumer loans:
       Unsecured                                    $  6,357     $  6,066
       Home equity and second mortgage                12,313       14,039
       Auto loans                                     27,058       28,147
       Credit card                                     1,354        1,174
       Loans secured by savings deposits                 288          502
       Other secured                                   4,174        4,443
                                                    --------     --------

            Total consumer loans                      51,544       54,371
                                                    --------     --------


     Commercial loans:
       Business                                       26,270       24,152
       Agricultural                                   16,294       16,185
                                                    --------     --------

            Total commercial loans                    42,564       40,337
                                                    --------     --------

            Total loans                              231,813      269,648

     Less:
       Net deferred loan fees                          1,365        1,505
       Allowance for loan losses                       2,221        2,280
                                                    --------     --------

     Total loans receivable, net                    $228,227     $265,863
                                                    ========     ========

The weighted average interest rate on loans at March 31, 2003 and 2002 was 7.42% and 7.77%, respectively.

Allowance for loan loss activity is summarized as follows for the years ended March 31, 2003, 2002, and 2001 (in thousands):

                                        2003      2002      2001

Balance, beginning of year             $2,280    $2,098    $1,396
Provision for loan losses                 321       481       794
Charge-offs                              (427)     (341)     (111)
Recoveries                                 47        42        19
                                       ------    ------    ------

                                       $2,221    $2,280    $2,098
                                       ======    ======    ======

At March 31, 2003 and 2002, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $513,000 and $336,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $391,000, $381,000 and $111,000 during the years ended March 31, 2003, 2002, and 2001, respectively.

4.     TRANSACTIONS WITH AFFILIATES

Loans - Certain directors and executive officers of the Company are customers of, and have had transactions with, the Bank in the ordinary course of business. An analysis of activity with respect to loans receivable from directors and executive officers of the Company for the years ended March 31, 2003, 2002, and 2001 is summarized as follows (in thousands):

                                       2003      2002      2001

Beginning balance                    $1,599     $1,245    $1,216
  Additions                              10        734       238
  Reductions                            (70)      (380)     (209)
                                     ------     ------    ------

Ending balance                       $1,539     $1,599    $1,245
                                     ======     ======    ======

At March 31, 2003, all loans to directors and executive officers of the Company were current.

5.     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows (in thousands):

                                               March 31,
                                           ------------------
                                             2003        2002

Loans receivable                           $1,413      $1,698
Mortgage-backed and related securities        301         394
U.S. government and government agencies       192         216
                                           ------      ------

                                           $1,906      $2,308
                                           ======      ======

6.     PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

                                         March 31,
                                     -----------------
                                       2003       2002

Land                                 $1,226     $1,226
Buildings and improvements            8,758      8,751
Furniture, fixtures and equipment     4,108      4,137
Construction in process                   -          3
                                    -------    -------
                                     14,092     14,117

Less accumulated depreciation         5,373      4,651
                                    -------    -------

                                    $ 8,719    $ 9,466
                                    =======    =======


7.     DEPOSITS

Savings deposits at March 31 are summarized as follows (dollars in thousands):

                                      2003                  2002
                              -----------------    ------------------
                              Weighted             Weighted
                              Average              Average
                              Interest             Interest
                               Rate     Balance      Rate     Balance

Non-interest bearing            -  %   $ 25,563      -  %    $ 21,878
NOW checking                   0.25      38,637     0.50       35,803
Passbook savings accounts      0.83      20,171     1.41       18,371
Money market deposit           1.13      61,984     1.75       60,685
Time certificates              3.05     102,771     3.96      119,341
                               ----    --------     ----     --------

                               1.65%   $249,126     2.43%    $256,078
                               ====    ========     ====     ========

At March 31, 2003, time certificate maturities are as follows (dollars in thousands):

Within one year                    $ 64,294
One year to two years                16,007
Two years to three years              9,867
Three years to four years             6,422
Four years to five years              5,853
Thereafter                              328
                                   --------

                                   $102,771
                                   ========

The aggregate amount of time certificates with a minimum denomination of $100,000 was $27.4 million and $32.9 million at March 31, 2003 and 2002, respectively. Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

Interest expense on deposits is summarized as follows for the years ended March 31, 2003, 2002, and 2001 (dollars in thousands):

                             2003        2002       2001

NOW checking                $  155      $  314    $   462
Passbook savings accounts      213         311        398
Money market deposit         1,018       1,504      2,213
Time certificates            3,916       6,077      7,502
                            ------      ------    -------

                            $5,302      $8,206    $10,575
                            ======      ======    =======
8.     BORROWINGS

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

At March 31, 2003, FHLB advances were scheduled to mature as follows (dollars in thousands):

                       Adjustable Rate        Fixed Rate           Total
                          Advances             Advances           Advances
                       ----------------------------------   ----------------
                       Rate*    Amount    Rate*    Amount   Rate*     Amount

Due in less than
 one year              N/A       $  -     5.98%    $32,500   5.98%    $32,500
One to two years       N/A          -     2.32      10,000   2.32      10,000
Three to four years    N/A          -     7.01       7,000   7.01       7,000
Greater than four
 years                 N/A          -     7.08      15,000   7.08      15,000
                      -----      ----     ----     -------   ----     -------

                       N/A       $  -     5.78%    $64,500   5.78%    $64,500
                      =====      ====     ====     =======   ====     =======

* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended March 31, 2003, 2002, and 2001 (dollars in thousands):

                                             2003       2002       2001
Maximum outstanding at any month end       $82,725    $109,600   $87,300
Daily average outstanding                   72,681      84,989    75,871
Weighted average interest rates:
  Annual                                      5.30%       5.33%     6.34%
  End of year                                 5.78%       4.75%     6.10%
Interest expense during the year           $ 3,872    $  4,533   $ 4,817

The Bank has a $21.0 million overnight line of credit with Key Bank and a $50.0 million reverse repurchase agreement with Merrill Lynch. At March 31, 2003, there were no outstanding balances in either account.

9.     INCOME TAXES

A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                              2003      2002      2001
                                             ------    ------    ------

Federal income taxes at statutory rate        34.0%     34.0%     34.0%
State income taxes at statutory rate, net
 of related federal tax effect                 4.2       3.5       4.4
Officers life insurance                       (3.0)     (3.4)        -
Tax exempt interest                           (1.3)     (1.4)     (6.8)
Tax credit for qualified loans                (0.9)     (1.1)     (5.3)
Other, net                                    (1.5)     (3.5)      1.6
                                              ----      ----      ----

                                              31.5%     28.1%     27.9%
                                              ====      ====      ====

Provision (benefit) for income taxes for the years ended March 31, 2003, 2002, and 2001 is summarized as follows (in thousands):

                                            2003        2002       2001
                                           ------      ------     -----
Current:
  Federal                                  $1,422      $1,473     $ 711
  State                                       370         352       206
                                           ------      ------     -----

        Total current                       1,792       1,825       917
                                           ------      ------     -----

Deferred:
  Federal                                     476          83      (221)
  State                                       103          14       (46)
                                           ------      ------     -----

        Total deferred                        579          97      (267)
                                           ------      ------     -----

        Total provision for income taxes   $2,371      $1,922     $ 650
                                           ======      ======     =====

The components of net deferred tax assets and liabilities at March 31, 2003 and 2002 are summarized as follows (in thousands):

                                                 2003         2002
Deferred tax assets:
  Deferred loan fees                           $     -      $   323
  Allowance for loan losses                        768          792
  Vacation accrual                                 158          137
  Other                                            162          122
                                               -------      -------

        Total gross deferred tax assets          1,088        1,374
                                               -------      -------

Deferred tax liabilities:
  Unrealized gains on securities available
   for sale                                       (626)        (250)
  FHLB stock dividends                          (1,490)      (1,322)
  Accumulated depreciation                         (46)         (76)
  Deferred loan fees                              (155)           -
  Other                                             (2)          (2)
                                               -------      -------

        Total gross deferred tax liabilities    (2,319)      (1,650)
                                               -------      -------

        Net deferred tax liability             $(1,231)     $  (276)
                                               =======      =======

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

10.    SHAREHOLDERS' EQUITY

Oregon Trail Financial Corp. ("OTFC") was incorporated under Oregon law in June 1997 to acquire and hold all of the outstanding capital stock of the Bank, as part of the Bank's conversion from a federally chartered mutual savings and loan association. In connection with the conversion, which was consummated on October 3, 1997, OTFC issued and sold 4,694,875 shares of common stock including the shares allocated to the ESOP (par value of $.01 per share) at a price of $10.00 per share for net total proceeds of $45,729,000, after conversion expenses of $1,220,000.

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

Repurchases of the Company's stock which were approved by the Board of Directors and completed by management are summarized as follows:

Month Completed                           Shares       Price

August 1998                               422,539      $15.51
February 1999                             213,666       13.14
July 1999                                 210,299       13.03
October 1999                                6,144       11.31
November 1999                             199,785       12.03
October 2000                                3,508       11.69
December 2000                             179,000       10.71
September 2001                            332,900       15.77
October 2001                                3,233       15.74
November 2001                             151,754       17.52
December 2001                              98,500       18.24
October 2002                                6,239       20.47

Since converting to a stock company, 1,827,567 shares, or 38.9% of shares initially outstanding, have been repurchased.

11.    EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

As part of the conversion discussed in Note 10, an ESOP was established for all employees. The ESOP borrowed $3,756,000 from the Company and used the funds to purchase 375,590 shares of the common stock of the Company issued in the conversion. The loan will be repaid by the ESOP Trust over a seven-year period. The loan had an outstanding balance of $1.0 million and $1.6 million at March 31, 2003 and 2002, respectively, at an interest rate of 8.5%. The shares included in the ESOP are held in a suspense account and released to participants quarterly over a seven-year period. Compensation expense is recognized to the extent of the fair value of shares committed to be released. The Company recorded compensation expense related to the ESOP of $1,094,000, $876,000, and $607,000 during the years ended March 31, 2003, 2002, and 2001, respectively.

ESOP share activity is summarized as follows:

                                                        Committed to
                                         Unreleased     be Released
                                         ESOP Shares       Shares

Balance, March 31, 2000                   241,450          131,907
2001 release                              (53,656)          53,656
                                          -------
2001 Distributions                                          (7,388)
                                                           -------

Balance, March 31, 2001                   187,794          178,175
2002 release                              (53,656)          53,656
                                          -------
2002 Distributions                                          (7,384)
                                                           -------

Balance, March 31, 2002                   134,138          224,447
2003 release                              (53,654)          53,654
                                          -------
2003 Distributions                                          (6,941)
                                                           -------

Balance, March 31, 2003                    80,484          271,160
                                          =======          =======

At March 31, 2003, there were 351,644 shares remaining in the ESOP.

12.    MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN ("MRDP")

In May 1998, the Board of Directors approved an MRDP for the benefit of officers and non-employee directors which authorized the grant of 187,795 common stock shares. Shareholders approved the plan in July 1998. Those eligible to receive benefits under the MRDP are determined by members of a committee appointed by the Board of Directors of the Company. MRDP awards vest ratably over a two- to five-year period beginning on the first anniversary of the effective date of the MRDP, or upon the participant's death or disability. The Company recognizes compensation expense based on the fair value of the common stock on the grant date in accordance with the vesting schedule during the years in which the shares are payable. Compensation expense for the years ended March 31, 2003, 2002, and 2001 was $372,000, $318,000, and $267,000,
respectively.  MRDP grants were as follows:

                                       Number of        Grant
        Year Awarded                    Shares          Price

           1999                         147,322        $11.15
           2000                           6,350         11.18
           2001                           7,130         11.72
           2002                           5,500         15.55
           2002                          58,362         16.63
           2003                               -             -

At March 31, 2003, awarded but unvested MRDP shares totaled 67,370.

13.  EARNINGS PER SHARE ("EPS")

EPS is computed in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP Plan and stock options granted under the stock option plan. Shares held by the Company's ESOP that are committed for release are included in the basic and diluted EPS calculations. The following is a summary of the effect of dilutive securities in weighted average number of shares (denominator) for the basic and diluted EPS calculations for the years ended March 31, 2003, 2002, and 2001. There are no resulting adjustments to net income:

                                            2003       2002       2001
Weighted average common shares out-
 standing - basic                        2,902,501   3,104,121  3,331,002
Effect of dilutive securities on number
 of shares:
  MRDP shares                               23,109      23,621     25,723
  Stock options                            155,925     101,339     10,485
                                         ---------   ---------  ---------

Total dilutive securities                  179,034     124,960     36,208

Weighted average common shares out-
 standing - assuming dilution            3,081,535   3,229,081  3,367,210


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

Stock option activity is summarized as follows:

                                                       Weighted
                                            Weighted    Average
                                             Average   Remaining
                                Number of   Exercise  Contractual  Exercisable
                                 Shares       Price      Life        Options

Outstanding, March 31, 2000      287,742      $11.15    8.5 years     80,119

  Granted                         66,251        9.70
  Canceled                       (26,287)      11.15
  Exercised                       (5,592)      11.15
                                 -------      ------
Outstanding, March 31, 2001      322,114      $10.85    7.9 years    120,823

  Granted                        120,626       16.46
  Canceled                          (309)      11.15
  Exercised                      (20,342)      11.18
                                 -------      ------
Outstanding, March 31, 2002      422,089      $12.44    7.7 years    280,277
                                 =======      ======

  Granted                              -           -
  Canceled                             -           -
  Exercised                      (21,758)     $11.76
                                 -------      ------
Outstanding, March 31, 2003      400,331      $12.47    6.4 years    339,852


As of March 31, 2003, outstanding stock options consist of the following:

                                Weighted    Weighted                  Weighted
                                Average     Average                   Average
    Exercise        Options     Exercise    Remaining   Exercisable   Exercise
  Price Range     Outstanding    Price        Life        Options      Price

$ 9.13 - $11.72      282,458     $10.80     5.4 years     234,152     $10.98
$11.73 - $16.63      117,873      16.48     8.6 years     105,700      16.59
                     -------     ------     ---------     -------     ------
Total                400,331     $12.47     6.4 years     339,852     $12.73
                     =======                              =======


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

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         2003        2002        2001
                                         ----        ----        ----

       Risk-free interest rate            N/A        4.49%       4.64%
       Expected dividend                  N/A        2.42%       2.66%
       Expected lives, in years           N/A        7.9         5.0
       Expected volatility                N/A          14%         21%

The estimated weighted average grant-date fair value of options granted was $3.15 and $1.91 per share for the years ended March 31, 2002, and 2001, respectively. No options were granted in 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets, of Core capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2003.

As of March 31, 2003, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based and Tier I risk-based ratios as set forth in the table below. There are no conditions or events, since the notification, that management believes have changed the Bank's category.

The Bank's actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

                                                              Categorized as
                                                            "Well Capitalized"
                                                 For              Under
                                          Capital Adequacy  Prompt Corrective
                              Actual          Purposes       Action Provision
                         --------------    --------------    ----------------
As of March 31, 2003     Amount   Ratio    Amount   Ratio     Amount   Ratio

Total Capital
 (To risk weighted
   assets)              $48,327   20.7%   $18,676    8.0%    $23,345   10.0%

Tier I Capital
 (To risk weighted
   assets)              $46,106   19.8%     N/A      N/A     $14,007    6.0%

Core Capital
 (To total assets)      $46,106   12.4%   $14,888    4.0%    $18,610    5.0%

Tangible Capital
 (To tangible assets)   $46,106   12.4%   $ 5,583    1.5%      N/A      N/A

As of March 31, 2002

Total Capital
 (To risk weighted
   assets)              $42,583   16.3%   $20,939    8.0%    $26,174   10.0%

Tier I Capital
 (To risk weighted
   assets)              $40,303   15.4%     N/A      N/A     $15,704    6.0%

Core Capital
 (To total assets)      $40,303   10.2%   $15,823    4.0%    $19,778    5.0%

Tangible Capital
 (To tangible assets)   $40,303   10.2%   $ 5,934    1.5%      N/A      N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at March 31, 2003 (in thousands):

      Equity                                   $48,082
      Unrealized securities gains               (1,745)
      Equity of non-includable subsidiaries       (161)
      Other intangible assets                      (70)
                                               -------

      Tangible capital                          46,106
      General valuation allowance                2,221
                                               -------

      Total capital                            $48,327
                                               =======

At periodic intervals, the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 2003, 2002, and 2001 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying financial statements cannot presently be determined.

16.    EMPLOYEE BENEFIT PLAN

The Company sponsors a contributory defined contribution plan pursuant to
Section 401(k) of the IRC covering substantially all employees. Under the plan, the Company made contributions limited to 3.33% of participating employees' salaries for the years ended March 31, 2003, 2002 and 2001. Contributions and plan administration expenses totaled $124,000, $110,000, and $101,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

17.    COMMITMENTS AND CONTINGENCIES

The Company is a party to certain financial instruments with off-balance sheet risk to meet the financing needs of customers. Commitments to extend credit were $42,467,027 at March 31, 2003, which include fixed rate loan commitments of $4,714,926. The range of interest rates for these loan commitments are 3.25% to 10.00%.

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

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of carrying value and estimated fair value of financial instruments is summarized as follows (in thousands):

                                March 31, 2003            March 31, 2002
                             ----------------------    ---------------------
                             Carrying                  Carrying
                              Value      Fair Value     Value     Fair Value
Financial assets:
  Cash and cash equivalents  $  9,114    $  9,114      $  7,795   $  7,795
  Securities                  107,935     107,935        92,419     92,419
  Loans receivable, net of
   allowance for loan losses  228,227     247,921       265,863    278,536
  FHLB stock                    6,727       6,727         6,315      6,315

Financial liabilities:
  Demand and savings
   deposits                   146,355     146,355       136,737    136,737
  Time certificates of
   deposit                    102,771     105,323       119,341    120,489
  FHLB advances                64,500      70,530        87,100     89,664

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

Following are disclosures related to the Plan (in thousands):

                                           2003     2002    2001
Change in benefit obligation:
  Benefit obligation, beginning of year    $ 301   $ 299    $ 303
  Service cost                                 8       8        8
  Interest cost                               23      23       23
  Benefits paid                              (29)    (29)     (35)
                                           -----   -----    -----
  Benefit obligation, end of year          $ 303   $ 301    $ 299
                                           =====   =====    =====

Unrecognized prior service cost            $ 215   $ 237    $ 259
                                           =====   =====    =====
Weighted average assumption -
 discount rate                              6.75%      7%       7%
                                           =====   =====    =====
Components of net periodic benefit cost:
  Service cost                             $   8   $   8    $   8
  Interest cost                               23      23       23
  Amortization of prior service cost          22      22       22
                                           -----   -----    -----
Net periodic benefit cost                  $  53   $  53    $  53
                                           =====   =====    =====

20.    PARENT COMPANY FINANCIAL INFORMATION

The Parent company financial information at March 31, 2003 and 2002 is as follows (in thousands):

                                     2003         2002

Assets:
  Cash                             $ 8,606      $ 7,407
  Investment in subsidiary          48,081       40,972
  Other assets                       3,659        4,520
                                   -------      -------

        Total                      $60,346      $52,899
                                   =======      =======

Liabilities and Shareholders' Equity:
  Other liabilities                $   239      $    76
  Shareholders' equity              60,107       52,823
                                   -------      -------

        Total                      $60,346      $52,899
                                   =======      =======

The statements of income for the years ended March 31, 2003, 2002, and 2001 are as follows (in thousands):

                                             2003       2002       2001
Income:
  Interest on debt securities               $  214     $  139     $    -
                                            ------     ------     ------
        Total income                           214        139          -

Expenses:
  Interest and other expense                   858      1,404        784
                                            ------     ------     ------
        Total expenses                         858      1,404        784
                                            ======     ======     ======

Income(loss) before income taxes and
 equity in undistributed earnings of
 the bank                                     (644)    (1,265)      (784)
Income tax benefit                             247        494        301
                                            ------     ------     ------

Net income before equity in undistributed
 earnings of the bank                         (397)      (771)      (483)

Equity in undistributed earnings of the
 bank                                        5,551      5,686      2,177
                                            ------     ------     ------
        Net income                          $5,154     $4,915     $1,694
                                            ======     ======     ======

The statements of cash flows for the years ended March 31, 2003, 2002, and 2001 are as follows (in thousands):

                                              2003      2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $5,154    $4,915     $1,694
  Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities:
   Equity in undistributed income of
    subsidiary                               (5,551)   (5,686)    (2,177)
   Compensation expense related to MRDP         372       318        267
   Compensation expense related to ESOP       1,094       876        607
  Change in assets and liabilities:
   Decrease in other assets                    (662)   (1,171)      (295)
   (Increase)decrease in other liabilities     (163)      (59)        46
                                             ------    ------     ------
        Net cash provided by (used in)
         operating activities                   244      (807)       142
                                             ------    ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividend received from subsidiary               -    14,000      5,548
                                             ------    ------     ------
        Net cash provided by investing
         activities                               -    14,000      5,548
                                             ------    ------     ------

                                                 2003       2002      2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                      (40)    (9,672)     (946)
  Proceeds from exercise of stock options         330        270        63
  Investment in subsidiary                      2,111        (97)      409
  Payment of cash dividend                     (1,246)    (1,247)   (1,079)
                                               ------     ------    ------
        Net cash provided by(used in)
         financing activities                   1,155    (10,746)   (1,553)
                                               ------     ------    ------

  Net increase in cash                          1,199      2,447     4,137

  Cash:
    Beginning of year                           7,407      4,960       823
                                               ------     ------    ------

    End of year                                $8,606     $7,407    $4,960
                                               ======     ======    ======

21.    PENDING ACQUISITION

On February 24, 2003, the Company entered into a definitive merger agreement ("Agreement") with FirstBank NW Corp., Lewiston, Idaho ("FirstBank") pursuant to which the Company will be merged into FirstBank NW Corp. The Agreement also provides for the merger of the Bank with and into FirstBank's subsidiary financial institution, FirstBank Northwest. Under the terms of the Agreement, shareholders of the Company may elect to receive either cash or shares of FirstBank common stock in exchange for their shares of Oregon Trail common stock. The aggregate purchase price for the transaction is approximately $74.0 million. Consummation of the merger is subject to approval by FirstBank's and the Company's shareholders and the receipt of all required regulatory approvals. It is anticipated that the transaction will be completed in the fourth quarter of calendar year 2003. The Company incurred $330,000 in expense related to the proposed merger with FirstBank for the year ended March 31, 2003.

                              *   *   *   *   *   *

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  Year ended March 31, 2003 (in thousands, except share data):

                            June 30    September 30    December 31   March 31

Total interest income        $6,515       $6,451         $6,218       $5,648
Total interest expense        2,553        2,405          2,213        2,002
                             ------       ------         ------       ------

Net interest income           3,962        4,046          4,005        3,646
Provision for loan losses       143          105             36           38
                             ------       ------         ------       ------

Net interest income after
 provision                    3,819        3,941          3,969        3,608

Noninterest income              850          799            858          944
Noninterest expense           2,709        2,795          2,730        3,028
                             ------       ------         ------       ------

Income before income taxes    1,960        1,945          2,097        1,524
Provision for income taxes      633          670            767          301
                             ------       ------         ------       ------
Net income                   $1,327       $1,275         $1,330       $1,223
                             ======       ======         ======       ======

Basic earnings per share     $ 0.46       $ 0.44         $ 0.45       $ 0.42

Diluted earnings per share   $ 0.44       $ 0.42         $ 0.42       $ 0.39

   Year ended March 31, 2002(in thousands, except share data):

                            June 30    September 30    December 31   March 31

Total interest income        $7,248       $7,322         $6,860       $6,431
Total interest expense        3,785        3,445          2,954        2,555
                             ------       ------         ------       ------

Net interest income           3,463        3,877          3,906        3,876
Provision for loan losses       318           24             (4)         144
                             ------       ------         ------       ------

Net interest income after
 provision                    3,145        3,853          3,910        3,732

Noninterest income            1,019          723            796          942
Noninterest expense           2,732        2,718          2,973        2,861
                             ------       ------         ------       ------

Income before income taxes    1,432        1,858          1,733        1,813
Provision for income taxes      358          525            513          526
                             ------       ------         ------       ------

Net income                   $1,074       $1,333         $1,220       $1,287
                             ======       ======         ======       ======

Basic earnings per share     $ 0.32       $ 0.40         $ 0.42       $ 0.45

Diluted earnings per share   $ 0.31       $ 0.39         $ 0.40       $ 0.43


                                *  *  *  *  *  *

Corporate Information                   Board of Directors

Corporate Headquarters:                 Stephen R. Whittemore
 2055 First Street                      Chairman of the Board
 P.O. Box 786                           Private Investor
 Baker City, OR 97814
 541.523.6327                           John Gentry
                                        President and General Manager,
Subsidiaries                            Gentry Ford Sales, Inc.
 Pioneer Bank, A Federal Savings Bank
                                        Albert H. Durgan
Transfer Agent and Registrar            Retired President, Pioneer Bank
 Registrar & Transfer Company
 10 Commerce Drive                      Edward H. Elms
 Cranford, NJ 07016                     Owner, P&E Distributing Company

Special Counsel                         Charles H. Rouse
 Breyer & Associates PC                 Private Investor and Consultant
 8180 Greensboro Drive, Suite 785
 McLean, VA 22102                       Kevin D. Padrick
                                        Attorney
Annual Meeting of Stockholders
 A date for this year's annual          Stock Listing
 meeting of shareholders has not
 been established by the Board of       Oregon Trail Financial Corp. common
 Directors.                             stock is traded over-the-counter on
                                        the Nasdaq National Market under the
Executive Officers                      symbol "OTFC" since October 3, 1997.
 Berniel L. Maughan, President and CEO  Stockholders of record at March 31,
 Zane L. Lockwood, Executive Vice       2003 totaled 726. This total does not
   President                            reflect the number of persons or
 Jonathan P. McCreary, Vice President   entities who hold stock in nominee or
   and CFO                              "street" name through various
                                        brokerage firms. The following table
Investor Information                    shows the reported high and low sale
                                        prices of the Company's common stock
A copy of the Form 10-K, including      and declared dividends for each
consolidated financial statements,      quarter within the two most recent
as filed with the Securities and        fiscal years.
Exchange Commission, will be furnished                   Sale Price
without charge to stockholders as of                     ----------  Dividends
the record date for voting at the                        High   Low   Declared
annual meeting of stockholders upon                      ----   ---   --------
written request to the Secretary,
Oregon Trail Financial Corp., 2055      Fiscal 2003
First Street, PO Box 786, Baker City,   First quarter  $19.70  $18.45  $0.10
Oregon 97814.                           Second quarter  21.58   17.45   0.10
                                        Third quarter   21.60   20.20   0.11
                                        Fourth quarter  23.10   20.11   0.11

                                        Fiscal 2002
                                        First quarter   14.99   13.94   0.09
                                        Second quarter  16.10   14.52   0.10
                                        Third quarter   18.63   15.48   0.10
                                        Fourth quarter  18.62   17.51   0.10

Offices

www.pioneerbankfsb.com

Administrative Office                       Baker City Branch
2055 First Street                           1990 Washington Avenue
Baker City, Oregon                          Baker City, Oregon
541.523.6327                                541.523.5884

La Grande Branch                            Ontario Branch
1215 Adams Avenue                           225 SW Fourth Avenue
La Grande, Oregon                           Ontario, Oregon
541.963.4126                                541.889.3154

John Day Branch                             Burns Branch
150 West Main Street                        524 West Monroe Street
John Day, Oregon                            Burns, Oregon
541.575.0257                                541.573.2121

Enterprise Branch                           Island City Branch
205 West Main Street                        3106 Island Avenue
Enterprise, Oregon                          La Grande, Oregon
541.426.4529                                541.963.2200

Vale Branch                                 Pendleton Branch
150 Longfellow Street North                 1701 SW Court Avenue
Vale, Oregon                                Pendleton, Oregon
541.473.3831                                541.276.1000

                                  Exhibit 21

                         Subsidiaries of Registrant


                                        Percentage         Jurisdiction or
      Subsidiary (1)                      Owned        State of Incorporation
----------------------------------     -----------     ----------------------
Pioneer Bank, A Federal Savings Bank       100%           United States
Pioneer Development Corporation(2)         100%               Oregon
Pioneer Bank Investment Corporation(2)     100%               Oregon

--------------
(1) The operations of the Company's subsidiary are included in the Company's consolidated financial statements.
(2)   Wholly-owned subsidiary of Pioneer Bank, A Federal Savings Bank.

                                 Exhibit 23

                      Consent of Deloitte & Touche LLP

                    [Letterhead of Deloitte & Touche LLP]


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements Nos. 333-67541 and 333-37427 of Oregon Trail Financial Corp. on Form S-8, of our report dated May 2, 2003, appearing in the Annual Report on Form 10-K of Oregon Trail Financial Corp. for the year ended March 31, 2003.


/s/ Deloitte & Touche LLP

DELOITTE  & TOUCHE LLP

Portland, Oregon
June 30, 2003

                                    Exhibit 99

    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       OF OREGON TRAIL FINANCIAL CORP.
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:


     (1) the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     (2) the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.


/s/ Berniel L. Maughan                       /s/ Jonathan P. McCreary
-------------------------------              --------------------------------
Berniel L. Maughan                           Jonathan P. McCreary
Chief Executive Officer                      Chief Financial Officer


Dated: June 30, 2003

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Oregon Trail Financial Corp. and will be retained by Oregon Trail Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.