Form 10-Q
period 2003-06-30
OREGON TRAIL FINANCIAL CORP
filed 2003-08-14
CIK 1041122

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2003

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934

                     Commission File Number:  0-22953

                       OREGON TRAIL FINANCIAL CORP.
          (Exact name of registrant as specified in its charter)

                Oregon                                     91-1829481
--------------------------------------------           -------------------
State or other jurisdiction of incorporation           (I.R.S. Employer or
organization                                          Identification Number)


2055 First Street, Baker City, Oregon                         97814
--------------------------------------------           -------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (541) 523-6327

                                 NA
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.      YES   [ X ]       NO  [   ]

As of July 31, 2003, there were issued and outstanding 3,108,152 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "OTFC".

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES   [   ]       NO  [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title of class:                    As of August 14, 2003

         Common stock, par value
         $0.01 per share                              3,108,152

                OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

                             TABLE OF CONTENTS


Part I.  Financial Information

Item 1.  Financial Statements     (Unaudited)                          Page

          Consolidated Balance Sheets                                    2
          as of June 30, 2003 and March 31, 2003

          Consolidated Statements of Income (For the Three               3
          Months Ended June 30, 2003 and 2002)

          Consolidated Statements of Shareholders' Equity
          (For the Three Months Ended June 30, 2003 and for
          the Year Ended March 31, 2003)                                 4

          Consolidated Statements of Cash Flows (For the
          Three Months Ended June 30, 2003 and 2002)                     5

          Notes to Consolidated Financial Statements                   6 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   11 - 15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    15

Item 4.   Controls and Procedures                                       16

Part II.  Other Information

Item 1.   Legal Proceedings                                             17

Item 2.   Changes in Securities and Use of Proceeds                     17

Item 3.   Defaults Upon Senior Securities                               17

Item 4.   Submission of Matters to a Vote of Security Holders           17

Item 5.   Other Information                                             17

Item 6.   Exhibits and Reports on Form 8-K                              17

Signature Page                                                          18

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 and MARCH 31, 2003
(UNAUDITED)
(In thousands, except share data)


                                                   June 30        March 31
ASSETS                                              2003            2003
                                                  --------        --------
Cash and cash equivalents (including interest
 earning accounts of $7,240 and $7,091)           $  9,303        $  9,114
Securities:
  Available for sale, at fair value (amortized cost:
   of $108,275 and $97,458)                        115,833         107,935
Loans receivable, net of allowance for loan
 losses of $2,172 and $2,221                       213,083         228,227
Accrued interest receivable                          1,712           1,906
Premises and equipment, net                          8,590           8,719
Stock in Federal Home Loan Bank of Seattle
 ("FHLB"), at cost                                   6,815           6,727
Real estate owned and other repossessed assets         247             302
Other assets                                        14,566          14,555
                                                  --------        --------

TOTAL ASSETS                                      $370,149        $377,485
                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits:
   Interest-bearing                               $123,951        $120,792
   Noninterest-bearing                              25,796          25,563
   Time certificates                               100,710         102,771
                                                  --------        --------
     Total deposits                                250,457         249,126

Accrued expenses and other liabilities               1,966           2,483
Advances from FHLB                                  54,500          64,500
Net deferred tax liability                           1,829           1,231
Advances from borrowers for taxes and insurance         41              38
                                                  --------        --------

     Total liabilities                             308,793         317,378

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued or outstanding           -               -
  Common stock, $.01 par value; 8,000,000 shares
   authorized; June 30, 2003, 4,694,875 issued,
   2,973,711 outstanding; March 31, 2003,
   4,694,875 issued, 2,954,938 outstanding;             29              29
  Additional paid-in capital                        24,060          23,815
  Retained earnings (substantially restricted)      37,036          36,098
  Unearned shares issued to the Employee Stock
   Ownership Plan ("ESOP")                            (671)           (805)
  Unearned shares issued to the Management
   Recognition and Development Plan ("MRDP")          (778)           (881)
  Accumulated other comprehensive income             1,680           1,851
                                                  --------        --------

     Total shareholders' equity                     61,356          60,107

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $370,149        $377,485
                                                  ========        ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                     (2)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(In thousands, except per share data)

                                           3 MONTHS ENDED      3 MONTHS ENDED
                                              6/30/2003          6/30/2002
                                            -------------      -------------
INTEREST INCOME:
  Interest and fees on loans receivable       $4,074               $5,010
  Securities:
   Mortgage-backed and related securities        812                1,154
   U.S. government and government agencies
    and other                                    426                  257
  FHLB dividends                                  88                   94
                                              ------               ------
Total interest income                          5,400                6,515

INTEREST EXPENSE:
  Deposits                                     1,017                1,565
  FHLB advances                                  933                  988
                                              ------               ------
Total interest expense                         1,950                2,553

Net interest income                            3,450                3,962
Provision for loan losses                         54                  143
                                              ------               ------

Net interest income after provision for
 loan losses                                   3,396                3,819
                                              ------               ------

NON-INTEREST INCOME:
  Service charges on deposit accounts            470                  484
  Loan servicing fees                            101                  127
  Gain on sale of loans                          167                   60
  Realized gain on securities                    170                    -
  Other Income                                   163                  179
                                              ------               ------
Total non-interest income                      1,071                  850

NON-INTEREST EXPENSES:
  Employee compensation and benefits           1,788                1,633
  Supplies, postage, and telephone               189                  226
  Depreciation                                   175                  203
  Occupancy and equipment                        168                  176
  Customer accounts                               95                  149
  Advertising                                     28                   41
  Professional fees                              102                  127
  FDIC insurance premium                          11                   11
  Other                                          104                  143
                                              ------               ------
Total non-interest expenses                    2,660                2,709

Income before income taxes                     1,807                1,960
Provision for income taxes                       535                  633
                                              ------               ------

NET INCOME                                    $1,272               $1,327
                                              ======               ======

Basic Earnings per share                      $ 0.43               $ 0.46

Diluted Earnings per share                    $ 0.40               $ 0.44

Weighted average common shares outstanding:
  Basic                                    2,965,962            2,863,188
  Diluted                                  3,174,889            3,026,925


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                      (3)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND THE YEAR ENDED MARCH 31, 2003
(UNAUDITED)
(In thousands, except share data)
                                                           Unearned   Unearned
                                                            Shares     Shares
                                                            Issued    Issued to
                                                              to     Management
                                                           Employee  Recognition       Accumulated
                                                            Stock        and              Other
                                      Additional            Owner-     Develop-  Compre-  Compre-
                      Common Stock     Paid-in    Retained   ship       ment     hensive  hensive
                     Shares   Amount   Capital    Earnings   Plan       Plan     Income   Income     Total
                     ------   ------   -------    --------  -----       -----    ------   ------     -----

Balance, April 1,
 2002              2,854,548    $31    $22,965     $32,042   ($1,341)   ($1,253)            $379    $52,823

Net income                 -      -          -       5,154         -          -    5,154       -      5,154
Cash dividends paid        -      -          -      (1,246)        -          -        -       -     (1,246)
Stock repurchased and
 retired             (6,239)     (2)       (38)          -         -          -        -       -        (40)
Earned ESOP shares   53,656       -        558           -       536          -        -       -      1,094
Earned MRDP shares   31,215       -          -           -         -        372        -       -        372
Exercise of stock
 options             21,758       -        330           -         -          -        -       -        330
Tax benefit of SOP        -       -          -         148         -          -        -       -        148
Net unrealized gain
 on securities avail-
 able for sale of $2,388
 (net of tax expense
 of $916)                                                                          1,472   1,472      1,472
                                                                                  ------
Comprehensive income      -       -          -           -         -          -   $6,626       -          -
                  ---------     ---    -------     -------      ----       ----   ======  ------    -------
Balance, March 31,
 2003             2,954,938     $29    $23,815     $36,098     ($805)     ($881)          $1,851    $60,107
                  =========     ===    =======     =======      ====       ====           ======    =======

Net income                -       -          -       1,272         -          -    1,272       -      1,272
Cash dividends paid       -       -          -        (334)        -          -        -       -       (334)
Earned ESOP shares   13,394       -        184           -       134          -        -       -        318
Earned MRDP shares        -       -          -           -         -        103        -       -        103
Exercise of stock
 options              5,379       -         61           -         -          -        -       -         61

Net unrealized loss
 on securities
 available for sale
 of $277 (net of tax
 benefit of $106)                                                                   (171)   (171)      (171)
                                                                                  ------
Comprehensive income      -       -          -           -         -          -   $1,101       -          -
                  ---------     ---    -------     -------      ----       ----   ======  ------    -------
Balance, June 30,
 2003             2,973,711     $29    $24,060     $37,036     ($671)     ($778)          $1,680    $61,356
                  =========     ===    =======     =======      ====       ====           ======    =======



                                                 (4)

OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(In thousands)

                                             30-Jun-03        30-Jun-02
                                             --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                  $  1,272         $   1,327
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                    175               203
  Compensation expense related to ESOP            318               255
  Compensation expense related to MRDP            103                83
  Amortization of deferred loan fees             (134)              (63)
  Provision for loan losses                        54               143
  Amortization and accretion of premiums and
   discounts on investments and loans purchased   110               105
  FHLB dividends                                  (88)              (94)
  Gain on sale of loans                          (167)              (60)
  Gain on sale of securites available for sale   (170)                -
 Changes in assets and liabilities:
  Accrued interest receivable                     194                83
  Other assets                                     44               207
  Accrued expenses and other liabilities           55               325
                                             --------         ---------
Net cash provided by operating activities       1,766             2,514
                                             --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Loan originations                            (34,263)          (25,314)
 Loan principal repayments                     44,624            33,995
 Loans purchased                               (5,241)           (4,241)
 Loans sold                                    10,193             3,341
 Principal repayments of securities
  available for sale                           15,950             4,396
 Purchase of securities available for sale    (25,344)          (10,002)
 Proceeds from sale of securities available
  for sale                                      1,489                 -
 Purchases of premises and equipment              (46)               (8)
 Proceeds from sales of premises and equipment      -                 2
                                             --------         ---------
Net cash provided by investing activities       7,362             2,169
                                             --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposits, net of withdrawals       1,331             3,569
 Change in advances from borrowers for taxes
  and insurance                                     3                10
 Advances in borrowings from FHLB               2,300           139,075
 Repayments in borrowings from FHLB           (12,300)         (146,075)
 Payment of cash dividends                       (334)             (283)
 Stock options excercised                          61                27
                                             --------         ---------
Net cash used in financing activities          (8,939)           (3,677)
                                             --------         ---------

Net increase in cash                              189             1,006

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                         9,114             7,795
                                             --------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $  9,303         $   8,801
                                             ========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

Cash paid during the period for:
Interest on deposits and other borrowings    $  1,911         $   2,489

Noncash investing activities:
Unrealized loss on securities available
 for sale, net of tax                            (171)           (1,302)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                     (5)

                OREGON TRAIL FINANCIAL CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Oregon Trail Financial Corp.'s and its subsidiary's, Pioneer Bank, a Federal Savings Bank (the "Bank") (together, the "Company"), financial condition as of June 30, 2003 and March 31, 2003, the results of their operations for the three months ended June 30, 2003 and 2002, and their cash flows for the three months ended June 30, 2003 and 2002. All adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated other comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale, net of tax. The following summarizes total comprehensive income (loss) for the noted periods:

                                                 For the Three Months ended
                                                           June 30,
                                                 --------------------------
(Dollars in thousands)                               2003           2002
                                                    ------         ------

Net income as reported                              $1,272         $1,327
Unrealized gains (losses) on securities               (447)         2,112
Tax provision (benefit)                                170           (810)
Less:  reclassification adjustment for gains
  on sales of securities                               170              -
Tax provision                                          (64)             -
Net unrealized gain (loss) on securities, net       ------         ------
  of tax                                            $1,101         $2,629
                                                    ======         ======
                                 (6)

3.   ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company accounts for stock compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.
Under the intrinsic value based method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of stock at grant date over the amount an employee must pay to acquire the stock. Stock options granted by the Company have no intrinsic value at the grant date and, under APB No. 25, there is no compensation expense to be recorded. All options granted under our stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123, "Accounting for Stock-Based Compensation", had been applied to all outstanding and unvested awards in each period.


                                             Three months ended
 (Dollars in thousands):                          June 30,
                                             ------------------
                                               2003       2003
                                             ------      ------
    Net income:
     As reported                             $1,272      $1,327
     Pro forma                                1,266       1,321

    Earnings per common share - basic:
     As reported                             $ 0.43      $ 0.46
     Pro forma                                 0.43        0.46

    Earnings per common share - diluted:
     As reported                             $ 0.40      $ 0.44
     Pro forma                                 0.40        0.44



4.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows for the year ended March 31, 2003 and for the three months ended June 30, 2003:

                                          June 30, 2003     March 31, 2003
                                         (in thousands)     (in thousands)
                                         --------------     --------------
     Balance, beginning of
       period                               $   2,221           $ 2,280
     Charge-offs                                 (136)             (427)
     Recoveries                                    33                47
     Provision for loan
       losses                                      54               321
                                            ---------           -------
     Balance, end of period                 $   2,172           $ 2,221
                                            =========           =======

                                 (7)

5.   ADVANCES FROM FEDERAL HOME LOAN BANK

     Borrowings at June 30, 2003 consisted of 11 term advances varying in length from 79 days to 326 months totaling $54.5 million from the FHLB of Seattle. The advances are collateralized in the aggregate as provided for in the Advances Security and Deposit Agreement with the FHLB by certain mortgages or deeds of trust, government agency securities and cash on deposit with the FHLB. Scheduled maturities of advances from the FHLB were as follows at June 30, 2003:

Due in less than one year:
-------------------------

Amount         Range of Interest        Weighted Average
                    Rates                Interest Rate
--------------------------------------------------------

$22,500,000     4.93% - 6.01%                 5.43%


Due within one to five years:
----------------------------

Amount         Range of Interest        Weighted Average
                    Rates                Interest Rate
--------------------------------------------------------

$22,000,000     2.22% - 7.03%                 4.88%


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

                                                 For the Three Months ended
                                                           June 30,
                                                 --------------------------
                                                    2003             2002
                                                    ----             ----
Weighted average common shares
outstanding - basic                              2,965,962        2,863,188
Effect of Dilutive Securities on Number of
Shares:
                               MRDP shares          21,626           20,955
                               Stock options       187,301          142,782
Total Dilutive Securities                          208,927          163,737
Weighted average common shares                   ---------        ---------
outstanding - with dilution                      3,174,889        3,026,925
                                                 =========        =========

7.   REGULATORY CAPITAL

     The Company is not subject to separate regulatory capital requirements. The following table illustrates the Bank's compliance with currently applicable regulatory capital requirements at June 30, 2003 and March 31, 2003.

     As of June 30, 2003:
                                                             Categorized as
                                             For            "Well Capitalized"
                                           Capital            Under Prompt
                                           Adequacy         Corrective Action
                         Actual            Purposes             Provision
                     (In Thousands)     (In Thousands)        (In Thousands)
                     --------------     ---------------       --------------
                     Amount   Ratio     Amount    Ratio       Amount   Ratio
                     ------   -----     ------    -----       ------   -----
As of June 30, 2003:
Total Capital:
 (To Risk Weighted
   Assets)         $ 49,551   21.7%    $  18,301   8.0%     $  22,876   10.0%

Tier I Capital:
 (To Risk Weighted
   Assets)           47,379   20.7           N/A   N/A         13,726    6.0

Tier I Capital:
 (To Tangible
   Assets)           47,379   13.0        14,607   4.0         18,258    5.0

Tangible Capital:
 (To Tangible
   Assets)           47,379   13.0         5,478   1.5            N/A    N/A

                                 (9)

     As of March 31, 2003:
                                                             Categorized as
                                             For            "Well Capitalized"
                                           Capital            Under Prompt
                                           Adequacy         Corrective Action
                         Actual            Purposes             Provision
                     (In Thousands)     (In Thousands)        (In Thousands)
                     --------------     ---------------       --------------
                     Amount   Ratio     Amount    Ratio       Amount   Ratio
                     ------   -----     ------    -----       ------   -----

 As of March 31, 2003:
 Total Capital:
 (To Risk Weighted
   Assets)         $ 48,327   20.7%   $  18,676    8.0%     $ 23,345   10.0%

Tier I Capital:
 (To Risk Weighted
   Assets)           46,106   19.8          N/A    N/A        14,007    6.0

Tier I Capital:
 (To Tangible
   Assets)           46,106   12.4       14,888    4.0        18,610    5.0

Tangible Capital:
 (To Tangible
   Assets)           46,106   12.4        5,583    1.5           N/A    N/A


8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company currently has no such instruments that will be impacted by SFAS No. 149.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Those instruments include mandatorily redeemable shares, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. Most of the guidance in Statement No. 150 is effective for all financial instruments entered into or modified after March 31, 2003. The Company currently has no such instruments that will be impacted by SFAS No. 150.

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

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in preparation of the Company's Consolidated Financial Statements. The preparation of these financial statements requires management to use assumptions, judgments and estimates. Management evaluates its use of these assumptions, judgments and estimates on an ongoing basis. Estimates are based on current economic and business conditions in our market area. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time of preparation. The use of judgments, estimates and assumptions, however, could result in material differences in our results of operation and financial condition. The Company has determined that its most critical accounting policy is the determination of its provision for loan losses. See additional discussion under "Changes in Financial Condition" in this section.

General

The Company, an Oregon corporation, was organized on June 9, 1997 for the purpose of becoming the holding company for the Bank upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on October 3, 1997. At June 30, 2003, the Company had total assets of $370.1 million, total deposits of $250.5 million and shareholders' equity of $61.4 million. The Company is not currently engaged in any business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. All references to the Company herein include the Bank where applicable.

The Bank was organized in 1901. It is regulated by the OTS and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").


                                (11)

The Bank is a member of the FHLB of Seattle, conducting its business from nine office facilities, with its headquarters located in Baker City, Oregon. The primary market areas of the Bank are the counties of Wallowa, Union, Baker, Malheur, Harney, Grant and Umatilla in Eastern Oregon.

The Bank is a community oriented financial institution and its principal business is attracting retail deposits from the general public and using these funds to originate one-to-four family residential mortgage loans, consumer and
commercial loans within its primary market area.    At June 30, 2003,
one-to-four family residential mortgage loans totaled $80.2 million, or 37.3% of total loans receivable. Beginning in 1996, the Bank began supplementing its traditional lending activities with commercial business loans, agricultural loans and the purchase of dealer-originated automobile contracts. As a result of these activities at June 30, 2003 the Company had agricultural loans of $17.4 million, commercial business loans of $25.0 million, commercial real estate loans of $36.0 million, agricultural real estate loans of $4.0 million, and automobile loans of $28.6 million (including $25.9 million of purchased dealer-originated contracts).

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

Pending Acquisition

On February 24, 2003, the Company entered into a definitive merger agreement ("Agreement") with FirstBank NW Corp., Lewiston, Idaho ("FirstBank") pursuant to which the Company will be merged into FirstBank. The Agreement also provides for the merger of the Bank with and into FirstBank's subsidiary financial institution, FirstBank Northwest. Under the terms of the Agreement, shareholders of the Company may elect to receive either $22 in cash or 1.028 shares of FirstBank common stock in exchange for their shares of Oregon Trail common stock (subject to election and allocation procedures as provided for in the Agreement, which are intended to ensure that in the aggregate 46% of the Oregon Trail shares will be exchanged for FirstBank stock). In the merger, FirstBank is expected to issue 1.48 million shares of common stock and approximately $36.5 million in cash, for a transaction value, at the time of the announcement of the merger, of approximately $74.0 million. Consummation of the merger is subject to approval by FirstBank's and the Company's shareholders and the receipt of all required regulatory approvals.

Changes in Financial Condition

At June 30, 2003, the Company had total assets of $370.1 million, compared with $377.5 million at March 31, 2003. Increases in securities of $8.0 million partially offset decreases in net loans of $15.1 million during the quarter. Cash, including interest-earning accounts, totaled $9.3 million at June 30, 2003, compared to $9.1 million at March 31, 2003. At June 30, 2003, the Company had $215.3 million in gross loans, a decrease of $16.5 million compared to

                                (12)

$231.8 million at March 31, 2003. Real estate loans declined by $17.1 million to $120.6 million at June 30, 2003 from $137.7 million at March 31, 2003. The decline in real estate loans was caused by the sale of single family loan originations and paydowns in commercial real estate loans. Consumer loans increased by $669,000 to $52.2 million at June 30, 2003 compared to $51.5 million at March 31, 2003. Commercial and agricultural loans at June 30, 2003 were $42.4 million, a $141,000 decrease from $42.6 million at March 31, 2003. The modest increases and decreases in the consumer and commercial and agricultural portfolios reflect the mature nature of the eastern Oregon marketplace and a slower economic environment.

Non-performing assets, consisting of non-accruing loans, real estate owned and other repossessed assets, decreased $168,000, or 20.6% to $647,000 at June 30, 2003 compared to $815,000 at March 31, 2003. Allowance for loan losses decreased $49,000 at June 30, 2003 to remain virtually unchanged at $2.2 million. The allowance for loan losses as a percentage of net loans increased five basis points during the June 30, 2003 quarter to 1.02% of net loans from ..97% of net loans at March 31, 2003. Management believes the allowance for loan losses, at 543% of non-performing loans, is adequate to absorb potential losses in the loan portfolio.

For the three months ended June 30, 2003, transaction and savings deposit accounts increased $3.4 million, or 2.3% to $149.7 million from $146.4 million. Transaction and savings accounts now represent 59.8% of total deposits. Non-interest bearing deposits increased $233,000, or 0.9% during the June 30, 2003 quarter to $25.8 million and now comprise 10.3% of total deposits. The increase in core deposits reflects the Company's ongoing strategy to decrease its reliance on more expensive funding sources and decrease the interest expense impact of potential increases in short-term interest rates. Total deposits were $250.5 million at June 30, 2003, an increase of $1.3 million, compared to deposits of $249.1 million at March 31, 2003.

For the three month period ended June 30, 2003, the Company's book value per share increased 1.4% to $20.63 per share. Shareholders' equity increased 2.1%, or $1.2 million to $61.4 million for the quarter ended June 30, 2003 from $60.1 million in the quarter ended March 31, 2003. The increase in shareholders' equity was primarily a result of a $937,000 increase in retained earnings .

Comparison of Operating Results for the Three Months Ended June 30, 2003 and
2002

GENERAL. Net income for the three months ended June 30, 2003 was $1.3 million, or $.40 per diluted share, a 4.1% and a 9.1% decrease, respectively, from the net income of $1.3 million, or $.44 per diluted share for the three months ended June 30, 2002. Net interest income for the three months ended June 30, 2003 was $3.5 million, a $512,000 decrease from $4.0 million for the same period last year. The decrease in net interest income was primarily a result of spread narrowing, as the interest rate spread for the quarter ended June 30, 2003 decreased 41 basis points to 3.44% from 3.85% in the same quarter a year ago. Non-interest income increased 26.0%, or $221,000 to $1.1 million for the quarter ended June 30, 2003 compared to $850,000 for the same quarter in 2002. Non-interest expense remained relatively unchanged at $2.7 million when comparing the quarter ended June 30, 2003 to the quarter ended June 30, 2002.

INTEREST INCOME. Interest income for the three months ended June 30, 2003 was $5.4 million, a decrease of $1.1 million, or 17.1%, compared to $6.5 million for the same period in

                                (13)
fiscal 2003. The decrease in interest income was caused by a 95 basis point decrease in the yield on average interest earning assets to 6.13% for the three months ended June 30, 2003 compared to 7.08% for the same period a year ago. The lower asset yields reflects the decline in interest rates which has occurred during the past year. Average interest earning assets decreased $15.6 million to $352.3 million for the three months ended June 30, 2003 compared to $367.9 million for the same period in fiscal 2003 and also minimally offset the decrease in interest income.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2003 was $2.0 million, a decrease of $603,000, or 23.6%, from $2.6 million for the quarter ended June 30, 2002. The cost of average interest-bearing liabilities for the first quarter of year 2004 was 2.69% compared to 3.23% for the same three months of fiscal year 2003. Transaction and savings deposit accounts had average balances of $149.3 million and an average cost of 0.72% for the three months ended June 30, 2003, compared to $140.9 million at 1.19% for the comparable quarter a year ago. Certificates of deposit accounts had an average balance of $101.6 million and an average cost of 2.94% for the quarter ended June 30, 2003 compared to $118.8 million and an average cost of 3.87% for the comparable quarter a year ago. Borrowings had an average balance of $64.4 million and an average cost of 5.79% for the quarter ended June 30, 2003 compared to $79.2 million and an average cost of 5.00% for the same period last year. The decreased cost of interest-bearing liabilities reflects the increasing proportion of transaction accounts as well as the overall decrease in interest rates that has occurred over the past year.

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

The Company's methodology for calculating the necessary allowance for loan losses requires the Company to reserve specific percentages of outstanding loan balances with the percentages varying based upon the perceived risk of the different loan types and loan classification within specific loan types. The provision for loan losses was $54,000 during the three months ended June 30, 2003 compared to $143,000 for the same period last year. Loans classified as substandard increased $527,000 to $1.7 million at June 30, 2003 compared to $1.1 million at June 30, 2002. The increase in substandard loans caused the allowance to be increased by $48,000. Loans classified as other loans especially mentioned increased by $4.4 million to $5.1 million at June 30, 2003 from $673,000 for the same quarter a year ago. The increase in other loans especially mentioned caused the allowance to decrease by $217,000. The combination of changes in the amount of classified loans, total loans outstanding, trends in loan quality, micro and macro economic factors caused an aggregate decrease in the allowance for loan losses for the quarter ended June 30, 2003 of $49,000 from March 31, 2003.

NON-INTEREST INCOME. Non-interest income for the quarter ended June 30, 2003, was $1.1 million compared to $850,000 for the quarter ended June 30, 2002, an increase of $221,000 or 26.01%. The increase reflects a realized gain on the sale of securities of $170,000 for the quarter ended June 30, 2003 and a $107,000 increase in gain on sale of loans when compared to the prior year quarter.

                                (14)

NON-INTEREST EXPENSE. Non-interest expense remained relatively unchanged at $2.7 million for each of the quarters ended June 30, 2003 and 2002. Comparing the quarters ended June 30, 2003 and 2002, a $155,000 increase in compensation and benefit expense was offset by a $108,000 decrease in administration expense and a $36,000 decrease in office building and equipment expense.

INCOME TAXES. The provision for income taxes for the quarter ended June 30, 2003 decreased $98,000, or 15.48% to $535,000 from $633,000 in the same quarter last year. The decrease in taxes is reflective of lower levels of pre-tax income and a decrease in the effective tax rate to 29.6% from 32.3%.

The following table provides additional data on the Company's operating performance:

                                                    Quarters Ended
     Average balances (in thousands)                   June 30
     -------------------------------              -------------------
                                                     2003       2002
                                                  --------   --------

Cash and interest earning deposits                $ 11,973   $  9,704
Investment Securities                              117,019     92,644
Loans                                              218,400    261,019
FHLB Stock                                           6,728      6,618
                                                  --------   --------
     Total average interest-earning assets         354,120    369,685
Non interest-earning assets                         25,328     25,758
                                                  --------   --------
     Total average assets                          379,448    395,443

Deposits                                           250,882    259,620
Advances from FHLB                                  64,438     79,186
                                                  --------   --------
     Total average interest-bearing liabilities    315,323    338,806
Non interest-bearing liabilities                     3,579      2,886
                                                  --------   --------
     Total average liabilities                     318,902    341,692

Equity                                              60,546     57,751
                                                  --------   --------
     Total average liabilities and equity         $379,448   $395,443
                                                  ========   ========


ITEM NO. 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The mismatch between maturities and interest rate sensitivities of balance sheet items results in interest rate risk. The extent of interest rate risk to which the Bank is subject is monitored by management by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps which management might take to counter the effect of that interest rate movement. The Bank has taken steps to decrease its interest rate risk by better matching maturities of its balance sheet items. During the quarter ended June 30, 2003, there was no material change in the market risk disclosures included in the Company's Form 10-K for the year ended March 31, 2003.

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

     (b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                                     (16)

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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended March 31, 2004.

Item 5.   Other Information
          -----------------
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          3(a)     Articles of Incorporation of the Registrant (1)
          3(b)     Bylaws of the Registrant (1)
          3(c)     Amendment to Bylaws of the Registrant (2)
          10(a)    Amended Employment Agreement with Berniel Maughan (3)
          10(b)    Amended Employment Agreement with Zane F. Lockwood (3)
          10(c)    Employment Agreement with Jonathan P. McCreary (7)
          10(d)    Amended Employee Severance Compensation Plan (4)
          10(e)    Pioneer Bank, a Federal Savings Bank 401(k) Plan (1)
          10(f)    Pioneer Bank Director Emeritus Plan (1)
          10(g)    1998 Stock Option Plan (5)
          10(h)    August 21, 2001 Amendment to 1998 Stock Option Plan (6)
          10(i)    January 30, 2002 Amendment to 1998 Stock Option Plan (7)
          10(j)    1998 Management Recognition and Development Plan (5)
          10(k)    August 21, 2001 Amendment to 1998 Management Recognition
                     and Development Plan (6)
          31       Certifications Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 202
          32       Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002
---------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-30051), as amended.
(2) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Form 10-Q/A for the quarter ended December 31, 2000.
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.
(6) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2001.
(7) Incorporated by reference to the Registrant's Form 10-K for the year ended March 31, 2002.

       (b)  Reports on Form 8-K
            No Reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                (17)

                             SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OREGON TRAIL FINANCIAL CORP.


Date:  August 12, 2003             By: /s/Berniel L. Maughan
                                      -----------------------------------
                                      Berniel L. Maughan, President and
                                        Chief Executive Officer


Date:  August 12, 2003             By: /s/Jonathan P. McCreary
                                       ----------------------------------
                                       Jonathan P. McCreary, Chief Financial
                                         Officer

                                   (18)

                                Exhibit 31

                              CERTIFICATION


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August 12, 2003

                                   /s/Berniel L. Maughan
                                   ----------------------------------
                                   Berniel L. Maughan
                                   President and Chief Executive Officer

                                  (19)

                                Certification

I, Jonathan P. McCreary, certify that:

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 12, 2003

                                   /s/Jonathan P. McCreary
                                   -----------------------------
                                   Jonathan P. McCreary
                                   Chief Financial Officer

                                 (20)

                                 Exhibit 32

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       OF OREGON TRAIL FINANCIAL CORP.
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY  ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

    1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended, and

    2. the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

/s/Berniel L. Maughan                       /s/Jonathan P. McCreary
-------------------------------------       ----------------------------------
Berniel L. Maughan                          Jonathan P. McCreary
President and Chief Executive Officer       Chief Financial Officer


Dated:  August 12, 2003

A signed original of this written statement required by Section 906 has been provided to Oregon Trail Financial Corp. and will be retained by Oregon Trail Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

                                     (21)